Form 10-Q
period 1996-03-31
CASINO DATA SYSTEMS
filed 1996-05-15
CIK 898756

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

 [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended:  MARCH 31, 1996

 [    ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
                       For the transition period from       to

                                    0-21426
                            ------------------------
                            (Commission file number)

                              CASINO DATA SYSTEMS
                           --------------------------
                          (Exact Name of Registrant as
                           Specified in its Charter)

                                     NEVADA
         --------------------------------------------------------------
         (State or other Jurisdiction of Incorporation or Organization)

                                   88-0261839
                                   ----------
                      (I.R.S. Employer Identification No.)


                  3300 BIRTCHER DRIVE, LAS VEGAS, NEVADA 89118
            -------------------------------------------------------
            (Address of Principal Executive Offices)      (Zip Code)

                                 (702) 269-5000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [X] Yes             [   ] NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,714,648 shares of common stock outstanding as of May 10, 1996

                              CASINO DATA SYSTEMS
                                     INDEX



                                                                                     Page No.
                                                                                     --------
PART I                            FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Unaudited Consolidated Balance Sheets -
                 December 31, 1995 and March 31, 1996                                     3

                 Unaudited Consolidated Statements of Operations
                 For the three months ended March 31, 1995 and 1996                       4

                 Unaudited Consolidated Statements of Shareholders' Equity
                 For the year ended December 31, 1995 and the three months
                 ended March 31, 1996                                                     5

                 Unaudited Consolidated Statements of Cash Flows
                 For the three months ended March 31, 1995 and 1996                       6

                 Notes to Unaudited Consolidated Financial Statements                   7-10


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   11-14


PART II                             OTHER INFORMATION

         Items 1-6                                                                       15

         Signatures                                                                      16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CASINO DATA SYSTEMS
                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,           MARCH 31,
                                                                   1995                  1996
                                                                -------------        -------------
         ASSETS                                                                        (Unaudited)
         ------
Current assets:
    Cash and cash equivalents                                 $    13,091,174      $    46,252,679
    Accounts receivable (note 8)                                    7,665,796           13,858,132
    Notes receivable (note 8)                                       1,827,878            1,876,482
    Inventories (note 5)                                            5,314,410            9,087,507
    Deferred tax asset                                                581,549              581,549
    Other current assets                                            1,378,790            1,279,622
                                                                 ------------        -------------
      Total current assets                                         29,859,597           72,935,971
                                                                 ------------        -------------

Property and equipment, net (note 4)                               21,297,277           24,162,227
Investment securities (note 2)                                       -                   4,667,098
Notes receivable (note 8)                                           2,114,343            1,127,397
Intangible assets, net (note 3)                                     4,666,090            8,203,146
Software development costs (note 6)                                   641,629              878,959
Deposits                                                            1,023,824              430,131
                                                                -------------       --------------
      Total assets                                            $    59,602,760      $   112,404,929
                                                                =============       ==============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
    Customer deposits                                         $       680,627      $        21,754
    Accounts payable                                                2,398,976            2,284,798
    Current portion of long term debt (note 7)                      1,097,376            1,790,403
    Sales tax payable                                                 390,359             201, 518
    Income tax payable                                                529,855            1,417,052
    Accrued expenses                                                  186,725              490,507
    Accrued slot liability                                          1,383,052            2,122,128
                                                                -------------       --------------
      Total current liabilities                                     6,666,970            8,328,160

Noncurrent liabilities:
    Long term debt (note 7)                                         2,518,936            3,639,437
    Accrued slot liability                                          2,161,178            3,434,882
    Deferred tax liability                                             75,468               75,468
                                                                -------------       --------------
      Total noncurrent liabilities                                  4,755,582            7,149,787
                                                                -------------       --------------

Shareholders' equity (note 9):
    Common stock, no par value.
    Authorized 100,000,000 shares;
    issued and outstanding 13,710,490 and
    17,683,664 at December 31, 1995 and
    March 31, 1996, respectively                                  33,305,060            80,347,783
    Retained earnings                                             14,875,148            16,579,199
                                                                ------------        --------------
      Total shareholders' equity                                  48,180,208            96,926,982
                                                                ------------        --------------

      Total liabilities and shareholders' equity              $   59,602,760      $    112,404,929
                                                                ============        ==============



     See accompanying notes to unaudited consolidated financial statements

                              CASINO DATA SYSTEMS
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996



                                                                      1995                 1996
                                                                   ------------         ------------
Systems and product sales                                        $    4,534,919       $    9,977,250
Progressive operations                                                  958,682            4,583,994
                                                                  -------------          -----------
      Total revenues                                                  5,493,601           14,561,244
                                                                  -------------         ------------

Costs and expenses:
    Cost of goods sold                                                2,138,107            6,876,083
    Selling, general and administrative                               1,429,144            3,957,474
    Research and development                                            490,000              730,000
    Depreciation and amortization                                       159,969              528,474
                                                                   ------------         ------------

      Total costs and expenses                                        4,217,220           12,092,031
                                                                   ------------         ------------

Income from operations                                                1,276,381            2,469,213
                                                                   ------------         ------------

Other income (expense):
    Rental income                                                        47,431               62,885
    Interest income                                                     215,619              147,233
    Interest expense                                                     -                   (86,232)
                                                                   ------------         -------------

      Total other income                                                263,050              123,886
                                                                   ------------         ------------

Income before income tax expense                                      1,539,431            2,593,099
Income taxes                                                            488,221              889,048
                                                                   ------------         ------------

Net income                                                       $    1,051,210      $     1,704,051
                                                                   ============         ============

Net income per common and equivalent share                       $         0.08      $          0.12
                                                                   ============         ============

Shares used in per share calculations                                13,491,000           14,591,000
                                                                   ============         ============





     See accompanying notes to unaudited consolidated financial statements

                              CASINO DATA SYSTEMS
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                    FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                     THE THREE MONTHS ENDED MARCH 31, 1996





                                                                                                  Retained
                                      Common Stock               Deferred       Treasury          Earnings
                                  Shares          Amount         Discount         Stock           (Deficit)         Total
                                  ----------------------         --------         -----           ---------         -----
Balance at December 31, 1994    13,878,900     $36,056,288      $(25,333)      $(4,920,574)     $10,147,064      $41,257,445
Issuance of common stock,
  pursuant to employee
  stock option plan                236,590       1,162,106             -                 -                -        1,162,106
Income tax benefits derived
  from exercise of stock
  options by grantees                    -         657,240             -                 -                -          657,240
Issuance of common stock,
  pursuant to purchase of
  TurboPower                       112,500         350,000             -                 -                -          350,000
Retirement of shares held in
  treasury                        (517,500)     (4,920,574)            -         4,920,574                -                -
Net income                               -               -             -                 -        4,728,084        4,728,084
Deferred discount, earned and
  charged to operations                  -               -        25,333                 -                -           25,333
                                ----------     -----------     ---------       -----------      -----------      -----------
Balance at December 31, 1995    13,710,490     $33,305,060     $       0       $         0      $14,875,148      $48,180,208
Issuance of common stock
  pursuant to employee
  stock option plan                 60,122         424,895             -                 -                -          424,895
Issuance of common stock
  pursuant to purchase of
  Telnaes                          121,847       1,035,695             -                 -                -         1,035,695
Issuance of common stock         3,791,205      45,582,133             -                 -                -        45,582,133
Net income                              -                -             -                 -        1,704,051         1,704,051
Balance at March 31, 1996       17,683,664     $80,347,783      $      0       $         0      $16,579,19        $96,926,982
                                ==========     ===========      ========       ===========       ==========       ===========





     See accompanying notes to unaudited consolidated financial statements

                              CASINO DATA SYSTEMS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996


                                                                        1995                1996
                                                                    ------------        -------------
Cash flows from operating activities:
    Net income                                                     $  1,051,210        $   1,704,051
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                  159,969              528,474
         Installment sale discount, additional capital                   25,333               -
           Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                 346,609           (5,302,003)
             Increase in inventories                                 (1,309,808)          (3,773,097)

             Decrease (increase) in other assets                       (328,445)             503,536
             Increase (decrease) in customer deposits                  (111,094)            (658,873)
             Increase in accounts payable                               417,284             (114,178)
             Increase in accrued liabilities                          1,178,528            3,014,918
                                                                   ------------        -------------
         Net cash provided by operating activities                    1,429,586           (4,097,172)
                                                                   ------------        -------------

Cash flows used in investing activities:
    Net increase in held to maturity securities                      (3,280,514)          (4,667,098)

    Payment for purchase of TurboPower Software
      Company, net of cash acquired                                    (600,000)              -
    Acquisitions of property and equipment                             (642,198)          (3,287,862)
    Increase in intangible assets                                    (1,331,000)          (2,606,920)
                                                                   ------------
         Net cash used in investing activities                       (5,853,712)         (10,561,880)
                                                                   ------------        -------------

Cash flows from financing activities:
    Repayment of purchased debt                                          -                  (265,039)
    Proceeds from issuance of note payable                               -                 2,078,567
    Net proceeds from sale of common stock                               -                46,007,029
                                                                   ------------        -------------
         Net cash provided by financing activities                       -                47,820,557
                                                                   ------------        -------------

Net increase (decrease) in cash and cash equivalents                 (4,424,126)          33,161,505

Cash and cash equivalents at beginning of period                     14,027,842           13,091,174
                                                                   ------------        -------------
Cash and cash equivalents at end of period                         $  9,603,716        $  46,252,679
                                                                   ============        =============

Supplemental disclosures of cash flows information:
    Cash paid during the period for:
         Interest                                                  $          0        $      86,232
         Income taxes                                                    29,000                    0
    Non-cash Financing and Investing Activities:
      Common stock issued in purchase of business                       350,000               -
      Common stock issued in purchase of Telnaes patent                  -                 1,035,695




     See accompanying notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Casino Data Systems, Nevada Corporation, was incorporated in June 1990. Each of the following corporations are wholly-owned subsidiaries of the
Company: CDS Services Company, Paradise Graphics, Inc., Fifty-Seven Corporation, which does business as Southwestern Sign Service, Inc., TurboPower Software Company and CDS Gaming Company. The primary businesses of the Company are: (i) the development, licensing and sales of casino management information systems; (ii) the operation of multi-site link progressive ("MSP") systems;
(iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also develops software development tools for sale to outside software professionals and for use by the Company's own software engineers.

         CDS Services Company was incorporated in June 1993 to provide direct sales and support to customers in certain gaming jurisdictions where publicly-traded corporations must do business through a subsidiary.

         Paradise Graphics, Inc. was incorporated in Nevada in August 1991 to produce flat-glass graphics and slot reel graphics for gaming machine manufacturers and manufacturers of coin operated equipment. On January 1, 1994 the Company acquired 100% of the outstanding common stock of Paradise Graphics Inc. for a purchase price of $427,500 in cash ($283,770 net of cash acquired) and a $772,500 note payable. The note was paid in full in June of 1994. The acquisition was accounted for by the purchase method of accounting. The excess of the purchase price over the net assets acquired (goodwill) totaled $909,391 and is being amortized using the straight-line method over a period of 15 years.

         CDS Gaming Company was incorporated in March 1994 to develop and operate MSP systems. The Company derives revenues from the operation of these systems.

         TurboPower Software Company was incorporated in Nevada in January 1995 to design, develop, and market programming tools to professionals. On January 18, 1995, the Company, through TurboPower Software Company, purchased substantially all of the assets of TurboPower Software, a Colorado sole proprietorship, for a cash purchase price of $600,000 and 112,500 restricted shares of the Company's Common Stock valued at $3.11 per share. The acquisition was accounted for under the purchase method.

         Fifty Seven Corporation doing business as Southwestern Sign Service was incorporated in Nevada in July 1998, to design and manufacture both indoor and outdoor signage, primarily for casinos. On September 21, 1995, the Company purchased 100% of the outstanding common stock of Fifty-Seven Corporation, for a cash purchase price of $1,350,000. The acquisition was accounted for under the purchase method.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Casino Data Systems' annual report as filed on Form 10-K.

         The accompanying unaudited consolidated financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. The results of operations for the interim periods are not indicative of the results of operations for an entire year.

         Certain prior period balances have been reclassified to conform to the current period presentation.

(2)      MARKETABLE INVESTMENT SECURITIES:

         Effective December 31, 1993 the Company adopted Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. Statement 115 requires that, except for debt securities classified as "held to maturity" securities, investments in debt and equity securities should be reported at fair market value. The Company has designated its debt securities as being held to maturity, as it has the positive intent and ability to hold until maturity. Those debt securities which have maturities greater than one year are classified in the noncurrent assets section of the balance sheet. These securities are carried at amortized cost. Securities are designated as being held to maturity at the time of their purchase. Gains or losses on sales of securities are determined using the specific identification method and charged to operations when incurred.

 (3)     INTANGIBLE ASSETS:

         Intangible assets consist of the following:

                                                                       December 31,         March 31,
                                                                          1995                1996
                                                                          ----                ----
         Trademarks                                                   $    31,200        $     31,200
         Licensing Costs                                                  458,543             553,350
         Goodwill resulting from the acquisition
              of Paradise Graphics                                        909,391             909,391
         Goodwill resulting from the acquisition
              of TurboPower Software                                      815,000             815,000
         Goodwill resulting from the acquisition of
            Southwestern Sign Service                                   1,340,998           1,340,998
         Technology distribution rights                                 1,437,500           1,437,500
         Telnaes patent                                                      -              3,547,808
                                                                      -----------           ---------
                                                                        4,992,632           8,635,247
         Less: Accumulated Amortization                                  (326,542)           (432,101)
                                                                      -----------        ------------
         Net intangible assets                                        $ 4,666,090        $  8,203,146
                                                                      ===========        ============

         On February 2, 1996, the Company entered into a series of agreements (the "Telnaes Agreements") to obtain certain non- exclusive rights to use certain patented "virtual reel" technology. Pursuant to the Telnaes Agreements, the Company has paid $2,512,113 in cash, and has issued 121,847 shares of Common Stock to certain third parties. The Company may also pay up to an additional approximately $770,000 and issue up to an additional 39,000 shares of Common Stock in connection with the extension and exercise of certain options acquired by the Company.


(4)     PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

           Furniture, fixtures and equipment                            5,384,271          6,632,205
           Gaming devices                                               7,693,119          8,698,556
           Service vehicles                                               199,536            262,285
           Leasehold improvements                                         316,446            490,691
           Building                                                     7,496,553          8,294,050
           Land                                                         1,478,348          1,478,348
                                                                     ------------        -----------
                                                                       22,568,273         25,856,135
           Less accumulated depreciation and amortization              (1,270,996)        (1,693,908)
                                                                     ------------        -----------
                                                                      $21,297,277        $24,162,227
                                                                     ============        ===========


(5)   INVENTORIES:

      Inventories consist of the following:

                                                                      December 31,         March 31,
                                                                         1995                 1996
                                                                     ------------        -----------
      Raw materials                                                     4,246,502          8,111,744
      Work in process                                                     110,000             93,099
      Finished goods                                                      957,908            882,664
                                                                     ------------        -----------
                                                                       $5,314,410         $9,087,507
                                                                     ============        ===========


(6)     SOFTWARE DEVELOPMENT COSTS:

         The Company capitalized $237,330 during the three months ended March 31, 1996. Research and development costs incurred to establish technological feasibility have been expensed when incurred. Amortization of software development costs will begin when the product is ready for general release.

(7)     LONG TERM OBLIGATIONS:

         The Company has financed certain equipment under financing agreements. Equipment financings are collateralized by the related equipment and contain certain restrictive covenants, including a three year letter of credit guaranteeing payment, in the amount of 50% of the principal balance, which reduces in proportion to the amortization schedule.

         Future minimum payments under equipment financing agreements are as follows:

                                                                                               Payments
                                                                                               --------
             1996                                                                              $1,674,150
             1997                                                                               2,175,147
             1998                                                                               2,175,147
             1999                                                                                 155,690
                                                                                               ----------
             Total minimum payments                                                             6,180,134
             Less interest                                                                        750,294
                                                                                               ----------
             Present value of net minimum payments                                              5,429,840
             Less current portion                                                               1,790,403
                                                                                               ----------
                                                                                               $3,639,437
                                                                                               ==========


(8)      RELATED PARTY TRANSACTIONS:

         A director/executive officer/principal shareholder of the Company is a majority shareholder in Kiland Distributing Corporation (KDC) a distributor of the Company's products, primarily to Native American casinos. The Company made sales to KDC of approximately $667,868 during the three months ended March 31, 1996. The sales, recorded net of distributor discounts, represent approximately 5% of the Company's total revenues for the three months ended March 31, 1996. Accounts receivable at March 31, 1996, includes $649,573 due from KDC, and a note receivable of $315,565 at March 31, 1996, related to such sales. In addition, during September 1995, the Company loaned KDC $120,000, evidenced by a note bearing interest at a commercial bank's base rate plus 25 basis points, which approximated 8.75% at March 31, 1996, annually.

         A director of the Company is associated with a law firm that has rendered various legal services to the Company. The Company paid the firm $159,468 during the three months ended March 31, 1996, for legal services.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this document and Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K.

GENERAL

         Casino Data Systems is a leading designer and manufacturer of technology-driven products for the gaming industry. The Company was founded in 1990 to develop and manufacture casino slot accounting systems. Since 1990, the Company has expanded its original slot accounting system into a casino-wide management information system. In 1992, the Company developed its first generation of MSP systems technology. In 1993 and 1994, the Company developed the next generation of MSP systems technology capable of supporting a large capacity state-wide MSP system, and designed the Cool Millions MSP system, which it launched in Mississippi in November 1994. The Company also expanded and diversified its business and augmented its ability to design, manufacture and customize gaming machines and MSP systems by acquiring graphics, signs and software businesses in 1994 and 1995. In 1995, the Company introduced its Cool Millions MSP system in Nevada on a test basis in May and commenced state-wide rollout in August. The Company also established its Video Interactive Gaming Division in 1995, which, in conjunction with Casino Technology Inc. ("CTI"), developed the Caribbean Stud video poker machine, and is developing additional innovative video gaming devices. In January 1996, the Company entered into the Telnaes Agreements to obtain certain non-exclusive rights to use the Telnaes Technology. The Telnaes Technology can be used in reel spinning slot machines to create the high odds necessary to allow large progressive jackpots and is intended to be used by the Company in its MSP systems.

         The Company sells OASIS II systems, meters, signs and graphics on a cash basis, on normal credit terms (90 days or less), and over longer term installment contracts (generally, less than one year). Revenue from OASIS II system sales is recorded in proportion to work completed using a method that approximates the percentage-of-completion method, or, if the contract does not provide for the Company's installation of the system, the sale is recorded upon shipment. Contracts for OASIS II system sales generally specify that the price is to be paid in three or four installments as progress is made toward completion and that final payment under the contract is not made until the expiration of an acceptance period during which time the customer and applicable regulatory authorities may test and approve the Company's OASIS II system.

         The Company's revenue and income may vary substantially from quarter to quarter because the Company's results in any quarter are substantially
dependent on receipt of orders and installation of systems in that quarter.   A
primary determinant of the receipt of new systems orders is growth in the gaming industry. Although the Company believes that gaming markets will continue to expand, the rate of growth is dependent upon political, legal, and other factors which are beyond the influence of the Company. The Company intends to expand its operations and resulting revenues from MSP Systems, graphics, and meters which will create a more continuous revenue stream. The possibility exists that while the Company still depends on systems sales as its primary source of revenue, notable variations in revenue and income may occur.

RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of net revenues for the periods indicated:

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           1995              1996
                                                                           ----              ----
         Net Revenues                                                      100%              100%
         Costs and expenses:
           Cost of goods sold                                               39                47
           Selling, general and administrative                              26                27
           Research and development                                          9                 5
           Depreciation and amortization                                     3                 4
                                                                         -----             -----
             Total costs and expenses                                       77                83
                                                                         -----             -----
         Income from operations                                             23                17
                                                                         -----             -----
         Other income                                                        5                 1
                                                                         -----             -----
         Income before income tax expense                                   28                18
         Income taxes                                                        9                 6
                                                                         -----             -----
         Net income                                                         19%               12%
                                                                         =====             =====


QUARTER ENDED MARCH 31, 1995, COMPARED
    TO THE QUARTER ENDED MARCH 31, 1996

Overview

         Income from operations and net income increased from $1,276,428 and $1,051,210 for the three months ended March 31, 1995, respectively, to $2,469,213 and $1,704,051, respectively, for the same period in 1996. This represents an increase of $1,192,785 in income from operations and an increase of $652,841 in net income. The increases in income from operations and net income are primarily attributable to the increase in total revenues from $5,493,601 for the three months ended March 31, 1995, to $14,561,244 for the same period in 1996. The increase in total operating costs and expenses as a percentage of net revenues resulted in an overall decrease in the income from operations margin from 23% for the three months ended March 31, 1995, to 17% for the same period in 1996 and a decrease in the net income margin from 19% for the three months ended March 31, 1995, to 12% for the same period in 1996.

Net Revenues

         Net revenues increased from $5,493,601 for the three months ended March 31, 1995, to $14,561,244 for the same period in 1996, an increase of $9,067,643 or 165%. The increase in net revenues is primarily attributable to the expansion of the Company's MSP operations in Mississippi and Nevada, increased sales of the Company's OASIS II system and additional revenues generated by the sale of signs and meters during the three months ended March 31, 1996.

Costs and Expenses

         Costs and expenses increased from $4,217,220 for the three months ended March 31, 1995, to $12,092,031 for the same period in 1996, an increase of $7,874,811 or 187%. Total operating costs and expenses, excluding cost of goods sold, decreased as a percentage of net revenues from 38% for the three months ended March 31, 1995, to 36% for the same period in 1996. Cost of goods sold increased from

$2,138,107 for the three months ended March 31, 1995, to $6,876,083 for the same period in 1996, an increase of $4,737,976. Gross margins as a percentage of total revenues decreased from 61% for the three months ended March 31, 1995 to 53% for the same period in 1996. The decrease in gross margin is primarily attributable to the increase in revenue contributed by the Company's MSP system operations in relation to total revenues. Gross margin from the Company's MSP systems operations is generally lower than the gross margins contributed by its other products. Gross margin from MSP systems' operations were also negatively affected by interest rate fluctuations. The Company anticipates a continued decrease in its gross margin as revenues from its MSP systems operations and meters, signs and graphics subsidiary account for a greater proportion of the Company's total revenue.

         Selling, general and administrative expenses increased from $1,429,144 for the three months ended March 31, 1995, to $3,957,474 for the same period in 1996, an increase of $2,528,330. The increase is primarily attributable to increased personnel and associated payroll and occupancy expenses necessary to expand the Company's MSP operations, the Video Interactive Gaming Division, and regional sales and support offices, and the additional selling, general and administrative expenses of the sign business that was not in operation during the three months ended March 31, 1995. Selling, general and administrative expenses as a percentage of net revenues increased from 26% for the three months ended March 31, 1995, to 27% for the same period in 1996.

         Research and development expenses increased from $490,000 for the three months ended March 31, 1995, to $730,000 for the same period in 1996, an increase of $240,000. Major expenditures during the three months ended March 31, 1996 included the development of (i) additional OASIS II system products;
(ii) the PitBOSS pit, cage, and credit system; (iii) the VIG Signature Series and development of other video interactive games; (iv) the multi-game MSP system software and (v) further refinements and enhancements to its progressive meter systems. Research and development expenses as a percentage of total revenues decreased from 9% for the three months ended March 31, 1995, to 5% for the same period in 1996.

         Depreciation and amortization increased from $159,969 for the three months ended March 31, 1995, to $528,474 for the same period in 1996, and increase of $368,505. The increase is primarily due to the depreciation of the increased number of gaming devices in operation and the new Las Vegas building. Depreciation as a percentage of total revenues increased from 3% for the three months ended March 31, 1995, to 4% for the same period in 1996.

Net Income

         Net income increased from $1,051,210 for the three months ended March 31, 1995, to $1,704,051 for the same period in 1996, an increase of $652,841. The increase in net income is primarily attributable to the increase in revenues from its MSP operations in both Mississippi and Nevada, and increased sales of the Company's OASIS II systems for the three months ended March 31, 1996, compared to the same period in 1995. Net income as a percentage of net revenues decreased from 19% for the three months ended March 31, 1995, to 12% for the same period in 1996. The decrease in net income as a percentage of net revenues is primarily attributable to increased revenues from lower gross margin MSP system operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow from operations was $1,429,586 during the three months ended March 31, 1995 as compared to $(4,097,172) during the same period of 1996. The Company had cash and cash equivalents of $9,603,716 at March 31, 1995, compared to $46,252,679 at March 31, 1996. The net increase of $33,161,505, the major components of which are as follows: net proceeds from the sale of common stock of $ 46,007,029; cash invested in marketable investment securities of $4,667,098; cash used for the acquisition of equipment and leasehold improvements of $3,287,862; cash used in the purchase of intangible assets of $2,606,920; net proceeds from the issuance of notes payable of $2,078,567; cash used for the repayment of debt of $265,039; cash used in operations for the three months ended March 31, 1996, of $4,097,172 which includes cash used to increase inventory stock and accounts receivable, net of increases in accrued expenses and accrued slot liability.

         The Company has developed and operates the Company's MSP System. In general, an MSP System links a number of slot machines in multiple casinos to generate a collective jackpot. A percentage of each coin wagered is added to one or more increasing collective jackpots. In some jurisdictions the Company may be required by regulators to maintain a minimum bankroll requirement in the future. The amount of funds required in the future is dependent on several factors, such as the type and denomination of games the Company wishes to operate and the local regulatory environment.

         Certain jurisdictions in which MSP systems are operated require the Company to maintain allocated funds or instruments to guarantee payment of jackpot prizes. The amount of funds required is dependent on several factors, such as the type and denomination of games the Company operates and the local regulatory requirements. In accordance with gaming requirements, the Company established segregated cash accounts aggregating approximately $7,600,000 at March 31, 1996 to ensure availability of adequate funds to pay this liability. Although statistically remote, a possibility exists that multiple jackpots may be hit prior to the time period in which game play has generated sufficient revenue to accrue each jackpot reset amount, which may have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

         The Company has financed certain equipment under financing agreements for an aggregate of $5,429,841. Equipment financings are collateralized by the related equipment and contain certain restrictive covenants, including a three year letter of credit securing payment in the amount of 50% of the principal balance which decreases in proportion to the amortization schedule.

         The Company believes that existing cash and cash equivalents and cash to be provided by operations, and funds available under the line of credit will be sufficient to cover anticipated, normal operating cash requirements in the foreseeable future, as well as ongoing research and development expenditures.

PART II.  OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits:
                 None

            (b) Reports on Form 8-K:
                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CASINO DATA SYSTEMS
                                                    Registrant




Date:        May 13, 1996                     s/ Patrick W. Cavanaugh
         -------------------------     -----------------------------------------
                                                 Patrick W. Cavanaugh
                                                 Chief Financial Officer
                                      (Principal Finance and Accounting Officer)