Form 10-Q
period 1996-06-30
CASINO DATA SYSTEMS
filed 1996-08-14
CIK 898756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended:  June 30, 1996


[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to __________

                                     0-21426
                            (Commission file number)

                               CASINO DATA SYSTEMS
                          (Exact Name of Registrant as
                            Specified in its Charter)

                                     Nevada
         (State or other Jurisdiction of Incorporation or Organization)

                                   88-0261839
                      (I.R.S. Employer Identification No.)


                  3300 BIRTCHER DRIVE, LAS VEGAS, NEVADA 89118
              (Address of Principal Executive Offices)  (Zip Code)

                                 (702) 269-5000
              (Registrant's Telephone Number, Including Area Code)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               [ X ] Yes     [   ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,843,448 shares of common stock outstanding as of August 1, 1996

                                     1 of 19

                               CASINO DATA SYSTEMS
                                      INDEX



                                                                Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Unaudited Consolidated Balance Sheets -
          December 31, 1995 and June 30, 1996                       3

          Unaudited Consolidated Statements of Operations
          For the six months ended June 30, 1995 and 1996           4

          Unaudited Consolidated Statements of Operations
          For the three months ended June 30, 1995 and 1996         5

          Unaudited Consolidated Statements of Shareholders' Equity For the year ended December 31, 1995 and the
          six months ended June 30, 1996                            6

          Unaudited Consolidated Statements of Cash Flows
          For the six months ended June 30, 1995 and 1996           7

          Notes to Unaudited Consolidated Financial Statements     8-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     14-17

PART II   OTHER INFORMATION

          Items 1-6                                                 18

          Signatures                                                19

ITEM 1.  FINANCIAL STATEMENTS

                               CASINO DATA SYSTEMS
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    DECEMBER 31,    JUNE 30,
                                        1995          1996
                                    -----------     --------
     ASSETS
Current Assets:
  Cash and cash equivalents        $ 13,156,998  $ 34,040,190
  Investment securities (note 2)          -         1,500,000
  Accounts receivable (note 8)        7,857,816    18,320,055
  Notes receivable (note 8)           1,827,878     2,620,441
  Inventories (note 5)                5,314,410    12,451,845
  Deferred tax asset                    581,549     1,140,383
  Other current assets                1,378,790     2,649,153
                                    -----------  ------------
    Total current assets            30,117,441    72,722,067
                                    -----------  ------------
Property and equipment, net (note 3) 21,742,425    28,779,081
Investment securities (note 2)            -         4,667,538
Notes receivable (note 8)             2,114,343       870,946
Intangible assets, net (note 4)       4,667,357     8,861,976
Software development costs (note 6)     641,629     1,198,959
Deferred tax asset                        -           660,146
Deposits                              1,023,824       427,695
                                     ----------  ------------

    Total assets                   $ 60,307,019  $118,188,408
                                    ===========   ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Customer deposits                $    678,327   $   132,630
  Accounts payable                    2,511,556     2,103,825
  Current portion long term debt      1,282,233     1,887,211
    term debt (note 7)
Sales tax payable                       392,585        85,640
  Income tax payable                    529,855     2,342,348
  Accrued expenses                      203,471       502,371
  Accrued slot liability              1,383,052     2,398,637
                                     ----------    ----------
   Total current liabilities          6,981,079     9,452,662

Noncurrent liabilities:
  Long term debt (note 7)             3,021,771     3,569,625
  Accrued slot liability              2,161,178     5,186,656
  Deferred tax liability                 75,468          -
                                      ----------    ---------
   Total noncurrent liabilities       5,258,417     8,756,281

Shareholders' equity:
  Common stock; authorized 100,000,000
  shares, no par value; 13,737,490 issued
  at December 31, 1995 and 17,790,923
  issued and outstanding at June 30, 1996
                                     33,330,010     80,842,615
  Retained earnings                  14,737,513     19,136,850
  Total shareholders' equity         48,067,523     99,979,465

   Total liabilities and
   shareholders' equity           $  60,307,019  $ 118,188,408
                                   ============   ============

            See accompanying notes to unaudited financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996


                                         1995           1996
                                      ---------      ----------
Systems and product sales          $  11,225,668   $ 23,428,471
Gaming operations                      2,384,492     10,703,457
                                    ------------     ----------
   Total revenues                     13,610,160     34,131,928

Costs and expenses:
   Cost of goods sold                  4,590,891     16,363,767
   Selling, general and
     administrative                    3,943,919      9,128,069
   Research and development            1,248,281      1,479,482
   Depreciation and amortization         419,003      1,233,193
                                    ------------     ----------
   Total costs and expenses           10,202,094     28,204,511
                                    ------------     ----------
Income from operations                 3,408,066      5,927,417
                                    ------------     ----------
Other income (expense):
   Rental income                          83,149        133,295
   Interest income                       390,744        674,195
   Interest expense                     (28,899)      (253,163)
                                    ------------     ----------
   Total other income (expense)          444,994        554,327
                                    ------------     ----------
Income before income tax expense       3,853,060      6,481,744
Income taxes                           1,255,074      2,082,407
                                    ------------     ----------
Net income                         $   2,597,986   $  4,399,337
                                    ============     ==========
Net income per common
and equivalent share               $        0.19   $       0.27
                                    ============     ==========
Weighted average shares outstanding   13,635,000     16,483,000
                                    ============     ==========

      See accompanying notes to unaudited consolidated financial statements

                               CASINO DATA SYSTEMS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1996


                                         1995         1996
                                      --------     ----------
Systems and product sales          $ 6,476,088     13,138,946
Gaming operations                    1,425,810      6,119,463
                                   -----------     ----------
   Total revenues                    7,901,898     19,258,409

Costs and expenses:
   Cost of goods sold                3,234,633     9,400,306
   Selling, general
     and administrative              1,625,509     4,979,301
   Research and development            758,281       749,482
   Depreciation and amortization       180,858       664,024
                                   -----------     ----------
   Total costs and expenses          5,799,281     15,793,113
                                   -----------     ----------
Income from operations               2,102,617      3,465,296
                                   -----------     ----------
Other income (expense):
   Rental income                        35,719         70,410
   Interest income                     174,907        523,613
   Interest expense                   (14,941)       (140,951)
                                    ----------      ---------
   Total other income (expense)        195,685        453,072
                                   -----------      ---------
Income before income tax expense     2,298,302      3,918,368
Income taxes                           766,853      1,193,358
                                   -----------     ----------
Net income                         $ 1,531,449    $ 2,725,010
                                   ===========     ==========
Net income per common
and equivalent share               $      0.11   $       0.15
                                   ===========     ==========
Weighted average shares
   outstanding                      13,629,375     18,375,000
                                   ===========     ==========

      See accompanying notes to unaudited consolidated financial statements

                               CASINO DATA SYSTEMS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                    FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                       THE SIX MONTHS ENDED JUNE 30, 1996



                                     Common Stock           Deferred
                                Shares          Amount      Discount
                            --------------     ---------    ---------
Balance at December 31, 1994,
  as previously reported       $13,878,900   $36,056,288    $(25,333)
Adjustments for Imagworks, Inc.
  pooling of interests              27,000        24,950         -
                              ------------   -----------    ---------
Balance at December 31, 1994
  as restated                   13,905,900    36,081,238     (25,333)
Issuance of common stock,
  pursuant to employee
  stock option plan                236,590    1,162,106         -
Income tax benefits derived
  from exercise of stock
  options by grantees                 -         657,240         -
Issuance of common stock,
  pursuant to purchase of
  TurboPower                       112,500      350,000         -
Retirement of shares held in
  treasury                       (517,500)   (4,920,574)        -
Net income                           -             -            -
Deferred discount, earned and
  charged to operations              -             -          25,333
                                ------------   ----------     -------
Balance at December 31, 1995    $ 13,737,490  $33,330,010    $    0
Issuance of common stock
  pursuant to employee
  stock option plan                  131,971      761,952         -
Income tax benefits derived
  from exercise of stock
  options by grantees                   -         482,405         -
Issuance of common stock
  pursuant to purchase of
  Telnaes technology                 126,462     1,074,923        -
Issuance of common stock           3,795,000    45,193,325        -
                               -------------    ----------    ------
Net income                             -            -             -
Balance at June 30, 1996        $ 17,790,923   $80,842,615    $   0
                                 ===========    ==========    ======

                                                  Retained
                                   Treasury       Earnings
                                    Stock         (Deficit)      Total
                                 ------------    -----------   ----------
Balance at December 31, 1994,
  as previously reported        $ (4,920,574)   $ 10,147,064  $ 41,257,445
Adjustments for Imagworks, Inc.
  pooling of interests                 -           (141,245)     (116,295)
                                 ------------    -----------   -----------
Balance at December 31, 1994
  as restated                     (4,920,574)     10,005,819    41,141,150
Issuance of common stock,
  pursuant to employee
  stock option plan                    -              -          1,162,106
Income tax benefits derived
  from exercise of stock
  options by grantees                  -              -            657,240
Issuance of common stock,
  pursuant to purchase of
  TurboPower                           -              -            350,000
Retirement of shares held in
  treasury                         4,920,574          -                -
Net incom                              -           4,731,694     4,731,694
Deferred discount, earned and
  charged to operations                -              -             25,333
                                 -------------   -----------    -----------
Balance at December 31, 1995     $     0         $14,737,513    $48,067,523
Issue of common stock
  pursuant to employee
  stock option plan                    -              -             761,952
Income tax benefits derived
  from exercise of stock
  options by grantees                  -              -             482,405
Issuance of common stock
  pursuant to purchase of
  Telnaes technology                    -             -            1,074,923
Issuance of common stock                -             -           45,193,325
Net income                              -         4,399,337        4,399,337
                                 -------------   -----------     -----------
Balance at June 30, 1996         $     0         $19,136,850     $99,979,465
                                 =============   ===========     ===========

      See accompanying notes to unaudited consolidated financial statements

                               CASINO DATA SYSTEMS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996

                                               1995             1996
                                            ----------       ----------
Cash flows from operating activities:
   Net income                              $ 2,597,986      $ 4,399,337
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization           419,003        1,233,193
       Installment sale discount,
         additional capital                     25,333            -
       Net increase in deferred tax asset         -          (1,294,448)
       Changes in assets and liabilities,
         net of effects from purchase of
         Paradise Graphics, Inc.:
           Increase in accounts receivable  (1,224,962)     (10,011,405)
           Increase in inventories            (906,651)      (7,137,435)
           Increase in other current assets   (736,664)        (787,958)
           Decrease in other assets            (30,851)          38,799
           Decrease in customer deposits      (204,639)        (545,697)
           Increase (decrease) in
             accounts payable                 2,051,002        (407,731)
           Increase in
             accrued liabilities              1,201,217        5,845,511
                                             -----------     -----------
       Net cash provided by (used in)
         operating activities                 3,190,774       (8,667,834)
                                             -----------      -----------
Cash flows used in investment activities:
   Net increase in marketable
      investment securities                  (1,717,071)      (6,167,538)
   Payment for purchase of
      TurboPower Software Company,
      net of cash acquired                     (600,000)            -
   Acquisitions of property and equipment    (5,739,885)      (8,046,587)
   Increase in intangible assets             (1,372,529)      (3,342,958)
                                             -----------      -----------
    Net cash used in investment
       activities                            (9,429,485)     (17,557,083)
                                             -----------      -----------
Cash flows from financing activities:
   Repayment of debt                            (36,621)        (927,354)
   Proceeds from issuance of notes               113,010        2,080,186
   Net proceeds from sale of common stock         32,000       45,955,277
                                             -----------      -----------
   Net cash provided by (used in)
     financing activities                        108,389       47,108,109
                                             -----------      -----------
Net increase (decrease) in cash
  and cash equivalents                        (6,130,322)      20,883,192
Cash and cash equivalents at
  beginning of period                          14,083,024      13,156,998
                                              -----------     -----------
Cash and cash equivalents at
  end of period                              $  7,952,702     $34,040,190
                                              ============     ==========
Supplemental disclosures of cash flows information:
   Cash paid during the period for:
     Interest                                $       -        $   257,723
     Income taxes                                 800,000       1,080,000

Supplemental disclosure of non-cash financing
  activities:
   Common stock issued in exchange for                -         1,074,923
     intangible asset

      See accompanying notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Casino Data Systems (trademark)(the "Company"), a Nevada Corporation, was incorporated in June 1990. Each of the following corporations are wholly-owned subsidiaries of the Company: CDS Services Company; Paradise Graphics, Inc., Imageworks, Inc., Fifty Seven Corporation; TurboPower Software Company, and CDS Gaming Company. The primary businesses of the Company are: (i) the development, licensing and sales of casino management information systems;
(ii) the operation of multi-site link progressive ("MSP") systems; (iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals and for use by the Company's own software engineers.

      CDS Services Company was incorporated in June 1993, to provide direct sales and support to customers in certain gaming jurisdictions where publicly-traded corporations must do business through a subsidiary.

     In January 1994, the Company acquired 100% of the outstanding common stock of Paradise Graphics, Inc. The acquisition was accounted for by the purchase method of accounting.

   CDS Gaming Company was incorporated in March 1994, to develop and operate MSP systems. The Company derives revenues from the operation of these systems.

   In January 1995, the Company, through TurboPower Software Company, purchased substantially all of the assets of TurboPower Software, a Colorado sole propietorship. The acquisition was accounted for under the purchase method.

On September 21, 1995, the Company purchased 100% of the outstanding common stock of Fifty Seven Corporation. The acquisition was accounted for under the purchase method.

   Imageworks, Inc., was incorporated in Nevada in July 1994, to design and produce digital prepress materials. In April 1996, the Company purchased 100% of the outstanding common stock of Imageworks, Inc. for 27,000 restricted shares of the Company's common stock. The purchase was accounted for as a pooling of interests combination, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the results of operations of Imageworks, Inc. The restated financial statements have not been audited.

                            Casino Data
                              Systems     Imageworks    Combined
                            -----------   ----------    --------
Three months ended
  March 31, 1996
   Net sales                $14,561,244    $312,275   $14,873,519
   Net income (loss)          1,704,051     (29,724)    1,674,327

For the year ended
  December 31, 1995
   Net sales                 31,583,986    1,316,228   32,900,214
   Net income (loss)          4,728,084        2,669    4,730,753

For the year ended
  December 31, 1994
   Net sales                 27,046,944      250,316   27,297,260
   Net income (loss)          6,676,400    (141,244)    6,535,156

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

(3) PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:
                                           December 31,    June 30,
                                              1995           1996
                                           ------------    --------
     Furniture, fixtures and equipment       6,057,891     8,588,541
     Gaming devices                          7,693,119    11,456,073
     Service vehicles                          209,671       292,750
     Leasehold improvements                    338,426       870,564
     Building                                7,496,553     8,634,318
     Land                                    1,478,348     1,478,348
                                          ------------     ---------
                                            23,274,008    31,320,594
     Less accumulated depreciation
       and amortization                    (1,531,583)    (2,541,513)
                                          ------------     ---------
                                          $ 21,742,425  $ 28,779,081
                                          ============   ===========
(4) INTANGIBLE ASSETS:
    Intangible assets consist of the following:
                                            December 31,    June 30,
                                               1995          1996
                                            -----------    ---------
   Trademarks                               $    31,200   $   31,200
   Licensing Costs                              458,543      632,089
   Goodwill resulting from the acquisition
        of Paradise Graphics                    909,391      909,391
   Goodwill resulting from the acquisition
        of TurboPower Software                  815,000      815,000
   Goodwill resulting from the acquisition of
     Southwestern Sign Service                1,340,998    1,340,998
   Organization costs                             2,000        2,000
   Technology distribution rights             1,437,500    1,437,500
   Telnaes patent                                  -       4,244,335
                                            -----------    ---------
                                              4,994,632    9,412,513
   Less: Accumulated Amortization             (327,275)    (550,537)
                                             -----------   ---------
   Net intangible assets                     $4,667,357   $8,861,976
                                             ===========  ==========

(5) INVENTORIES:
    Inventories consist of the following:
                                            December 31,     June 30,
                                               1995           1996
                                            -----------    ----------
   Raw materials                             4,246,502      8,394,358
   Work in process                             110,000        332,656
   Finished goods                              957,908      3,724,831
                                            -----------    ----------
                                            $5,314,410    $12,451,845
                                           ===========     ==========

(6) SOFTWARE DEVELOPMENT COSTS:

   The Company capitalized $557,330 of software development costs during the six months ended June 30, 1996. Research and development costs incurred to establish technological feasibility have been expensed when incurred. Amortization of software development costs will begin when the product is ready for general release.

(7) LONG TERM OBLIGATIONS:

   The Company has financed certain equipment under financing agreements. Equipment financings are secured by the related equipment and contain certain restrictive covenants, including a three year letter of credit guaranteeing payment, in the amount of 50% of the unamortized principal balance.

   Future minimum payments under equipment financing agreements are as follows:

                                                       Payments
                                                       --------
       1996                                          $1,206,443
       1997                                           2,361,975
       1998                                           2,315,798
       1999                                             267,173
       2000                                               9,245
                                                     ----------
       Total minimum payments                         6,160,634
       Less interest                                    703,798
                                                     ----------
       Present value of net minimum payments          5,456,836
       Less current portion                           1,887,211
                                                     ----------
                                                     $3,569,625
                                                     ==========

(8) RELATED PARTY TRANSACTIONS:

   As of June 30, 1996, the Company had an accounts receivable balance of $18,320,055, of which certain amounts were due from related parties.

   As of June 30, 1996, the Company had notes receivable balance of $3,491,381, of which certain amounts were due from related parties.

   A director/principal shareholder of the Company is a majority shareholder in Kiland Distributing Corporation (KDC) a distributor of the Company's products, primarily to Native American casinos. The Company made sales to KDC of approximately $20,000 during the three months ended June 30, 1996. The sales, recorded net of distributor discounts, represent less than 1% of the Company's total revenues for the three months ended June 30, 1996. Accounts receivable at June 30, 1996, includes $690,125 due from KDC, and a note receivable of $281,768 at June 30, 1996, related to such sales. In addition, during September 1995, the Company loaned KDC $120,000, evidenced by a note bearing interest at a commercial bank's base rate plus 25 basis points, which approximated 8.75% at June 30, 1996, annually.

   A director of the Company is associated with a law firm that has rendered various legal services to the Company. The Company paid the firm $155,046 during the three months ended June 30, 1996, for legal services primarily related to the secondary public offering of March 15, 1996.

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

GENERAL

   Casino Data Systems is a leading designer and manufacturer of technology-driven products for the gaming industry. The Company was founded in 1990 to develop and manufacture casino slot accounting systems. Since 1990, the Company has expanded its original slot accounting system into a casino-wide management information system. In 1992, the Company developed its first generation of MSP systems technology. In 1993 and 1994, the Company developed the next generation of MSP systems technology capable of supporting a large capacity state-wide MSP system, and designed the Cool Millions (trademark) MSP system, which it launched in Mississippi in November 1994. The Company also expanded and diversified its business and augmented its ability to design, manufacture and customize gaming machines and MSP systems by acquiring graphics, signs and software businesses in 1994 and 1995. In 1995, the Company introduced its Cool Millions MSP system in Nevada on a test basis in May and commenced state-wide rollout in August. The Company also established its Video
Interactive Gaming Division in 1995, which, in conjunction with Casino Technology Inc. ("CTI"), developed the Caribbean Stud (registered trademark) video poker machine, and is developing additional innovative video gaming devices. In January 1996, the Company entered into a series of agreements to obtain certain non-exclusive rights to use the Telnaes technology. The Telnaes technology can be used in reel spinning slot machines to create the high odds necessary to allow large progressive jackpots and is intended to be used by the Company in its MSP systems.

   The Company sells OASIS (trademark) systems, meters, signs and graphics on a cash basis, on normal credit terms (90 days or less), and over longer term installment contracts (generally, less than one year). Revenue from OASIS system sales is recorded in proportion to work completed using a method that approximates the percentage-of-completion method, or, if the contract does not provide for the Company's installation of the system, the sale is recorded upon shipment. Contracts for OASIS system sales generally specify that the price is to be paid in three or four installments as progress is made toward completion and that final payment under the contract is not made until the expiration of an acceptance period during which time the customer and applicable regulatory authorities may test and approve the Company's OASIS system.

   The Company's revenue and income may vary substantially from quarter. Financial results in any quarter are dependent on receipt of orders and installation of systems in that quarter. Although the Company believes that gaming markets will continue to expand, the rate of growth is dependent upon several factors, including political, legal, and other factors which are beyond the influence of the Company. The Company intends to expand its operations and resulting revenues from MSP systems, graphics, and meters which will create a more continuous revenue stream. The possibility exists that while the Company still depends on systems sales as one of its primary sources of revenues, notable variations in revenue and income may occur.

RESULTS OF OPERATIONS

   The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of net revenues for the periods indicated:
                         Three Months Ended June 30,  Six Months Ended June 30,
                         ---------------------------  -------------------------
                                1995    1996             1995      1996
                                ----    ----             ----      ----
 Net Revenues                   100%    100%             100%      100%
 Costs and expenses:
 Systems costs                    41      49              34        48
 Selling, general and
    administrative                21      26              29        27
 Research and development          9       4               9         4
 Depreciation and amortization     2       3               3         4
                                 ---     ---             ---       ---
 Total costs and expenses         73      82              75        83
                                 ---     ---             ---       ---
 Income from operations           27      18              25        17
 Other income                      2       2               3         2
                                 ---     ---             ---       ---
 Income before income tax expense 29      20              28        19
 Income taxes                     10       6               9         6
                                 ---     ---             ---       ---
 Net income                      19%     14%             19%       13%
                               =====   =====           =====     =====

QUARTER ENDED JUNE 30, 1996, COMPARED
  TO THE QUARTER MONTHS ENDED JUNE 30, 1995

Overview

   Income from operations and net income increased from $2,102,617 and $1,531,449 for the three months ended June 30, 1995, respectively, to $3,465,296 and $2,725,010, respectively, for the same period in 1996. This represents an increase of $1,362,679 in income from operations and an increase of $1,193,561 in net income. The increases in income from operations and net income are primarily attributable to the increase in revenues from $7,901,898 for the three months ended June 30, 1995, to $19,258,409 for the same period in 1996. The increase in operating costs and expenses as a percentage of revenues resulted in an overall decrease in the income from operations margin from 27% for the three months ended June 30, 1995, to 18% for the same period in 1996 and a decrease in the net income margin from 19% for the three months ended
June 30, 1995, to 14% for the same period in 1996.

Revenues

   Revenues increased from $7,901,898 for the three months ended June 30, 1995, to $19,258,409 for the same period in 1996, an increase of $11,356,511 or 144%. The increase in revenues is primarily attributable to the expansion of the Company's MSP operations in Mississippi and Nevada, increased sales of the Company's OASIS system and additional revenues generated by the sale of signs and meters during the three months ended June 30, 1996.

Costs and Expenses

   Costs and expenses increased from $5,799,281 for the three months ended June 30, 1995, to $15,793,113 for the same period in 1996, an increase of $9,993,832 or 172%. Operating costs and expenses, excluding cost of goods sold, increased as a percentage of revenues from 32% for the three months ended
June 30, 1995, to 33% for the same period in 1996. Cost of goods sold increased from $3,234,633 for the three months ended June 30, 1995, to $9,400,306 for the same period in 1996, an increase of $6,165,673. Gross margins as a percentage of total revenues decreased from 59% for the three months ended June 30, 1995 to 51% for the same period in 1996. The decrease in gross margin is primarily attributable to the increase in revenue contributed by the Company's MSP system operations in relation to total revenues. Gross margin from the Company's MSP systems operations is generally lower than the gross margins contributed by its other products. Gross margin from OASIS revenue was also affected by an increase in the cost of new components in the system.

   Selling, general and administrative expenses increased from $1,625,509 for the three months ended June 30, 1995, to $4,979,301 for the same period in 1996, an increase of $3,353,792. The increase is primarily attributable to increased personnel and associated payroll and occupancy expenses and the additional selling, general and administrative expenses of the sign business that was not in operation during the three months ended June 30, 1995. Selling, general and administrative expenses as a percentage of net revenues increased from 21% for the three months ended June 30, 1995, to 26% for the same period in 1996.

   Research and development expenses decreased from $758,281 for the three months ended June 30, 1995, to $749,482 for the same period in 1996, a decrease of $8,799. Major expenditures during the three months ended June 30, 1996 included the development of (i) additional OASIS system products; (ii) the PitBOSS pit, cage, and credit system; (iii) the VIG-I (trademark) Signature Series and development of other video interactive games; (iv) the multi-game MSP system software and (v) further refinements and enhancements to its progressive meter systems. Research and development expenses as a percentage of revenues decreased from 9% for the three months ended June 30, 1995, to 4% for the same period in 1996.

   Depreciation and amortization increased from $180,858 for the three months ended June 30, 1995, to $664,024 for the same period in 1996, and increase of $483,166. The increase is primarily due to the depreciation of the increased number of gaming devices in operation and the new Las Vegas building. Depreciation as a percentage of total revenues increased from 2% for the three months ended June 30, 1995, to 3% for the same period in 1996.

Net Income

   Net income increased from $1,531,449 for the three months ended June 30, 1995, to $2,725,010 for the same period in 1996, an increase of $1,193,561. The increase in net income is primarily attributable to the increase in revenues from its MSP operations in both Mississippi and Nevada, and increased sales of the Company's OASIS systems for the three months ended June 30, 1996, compared to the same period in 1995. Net income as a percentage of net revenues decreased from 19% for the three months ended June 30, 1995, to 14% for the same period in 1996. The decrease in net income as a percentage of net revenues is primarily attributable to increased revenues from lower gross margin MSP system operations, and the increase in the costs of the OASIS system.

SIX MONTHS ENDED JUNE 30, 1996, COMPARED
  TO THE SIX MONTHS ENDED JUNE 30, 1995

Overview

   Income from operations and net income increased from $3,408,066 and $2,597,986 for the six months ended June 30, 1995, respectively, to $5,927,417 and $4,399,337, respectively, for the same period in 1996. This represents an increase of $2,519,351 in income from operations and an increase of $1,801,352 in net income. The increases in income from operations and net income are primarily attributable to the increase in revenues from $13,610,160 for the six months ended June 30, 1995, to $34,131,928 for the same period in 1996. The increase in operating costs and expenses as a percentage of revenues resulted in an overall decrease in the income from operations margin from 25% for the six months ended June 30, 1995, to 17% for the same period in 1996 and a decrease in the net income margin from 19% for the six months ended June 30, 1995, to 13% for the same period in 1996.

Revenues

   Revenues increased from $13,610,160 for the six months ended June 30, 1995, to $34,131,928 for the same period in 1996, an increase of $20,521,768 or 151%. The increase in revenues is primarily attributable to the expansion of the Company's MSP operations in Mississippi and Nevada, including the introduction of Cool Millions Quarters and Caribbean Stud Video Poker into the market place, and an increase in sales of the Company's OASIS system during the six months ended June 30, 1996.

Costs and Expenses

     Costs and expenses increased from $10,202,094 for the six months ended June 30, 1995, to $28,204,511 for the same period in 1996, an increase of $18,002,417 or 176%. Operating costs and expenses, excluding cost of goods sold, decreased as a percentage of net revenues from 41% for the six months ended June 30, 1995, to 35% for the same period in 1996. Cost of goods sold increased from $4,590,891 for the six months ended June 30, 1995, to $16,363,767 for the same period in 1996, an increase of $11,772,876. Gross margins as a percentage of revenues decreased from 66% for the six months ended June 30, 1995 to 52% for the same period in 1996. The decrease in gross margin is primarily attributable to the increase in revenue contributed by the Company's MSP system operations in relation to total revenues. Gross margin from the Company's MSP systems operations is generally lower than the gross margins contributed by its other products. Gross margin from the sale of OASIS systems also decreased because of an increase in the costs of new components.

     Selling, general and administrative expenses increased from $3,943,919 for the six months ended June 30, 1995, to $9,128,069 for the same period in 1996, an increase of $5,184,150. The increase is primarily attributable to increased personnel and associated payroll and occupancy expenses, and the additional selling, general and administrative expenses of the sign business that was not in operation during the six months ended June 30, 1995. Selling, general and administrative expenses as a percentage of revenues decreased from 29% for the six months ended June 30, 1995, to 27% for the same period in 1996.

     Research and development expenses increased from $1,248,281 for the six months ended June 30, 1995, to $1,479,482 for the same period in 1996, an increase of $231,201. Major expenditures during the six months ended June 30, 1996 included the development of (i) additional OASIS system products; (ii) the PitBOSS (trademark) pit, cage, and credit system; (iii) the VIG-I

Signature Series and development of other video interactive games; (iv) the multi-game MSP system software and; (v) further refinements and enhancements to its progressive meter systems. Research and development expenses as a percentage of revenues decreased from 9% for the six months ended June 30, 1995, to 4% for the same period in 1996.

     Depreciation and amortization increased from $419,003 for the six months ended June 30, 1995, to $1,233,193 for the same period in 1996, an increase of $814,190. The increase is primarily due to the depreciation of the increased number of gaming devices in operation.

Net Income

   Net income increased from $2,597,985 for the six months ended June 30, 1995, to $4,399,337 for the same period in 1996, an increase of $1,801,352. The increase in net income is primarily attributable to the increase in revenues from its MSP operations in both Mississippi and Nevada, and increased sales of the Company's OASIS systems for the six months ended June 30, 1996, compared to the same period in 1995. Net income as a percentage of revenues decreased from 19% for the six months ended June 30, 1995, to 13% for the same period in 1996. The decrease in net income as a percentage of revenues is primarily attributable to increased revenues from lower gross margin MSP system operations, and the increase in the costs of the OASIS system.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash flow used in operations was $8,667,834 during the six months ended June 30, 1996 as compared to $3,165,258 of cash provided by operations during the same period of 1995. The Company had cash and cash equivalents of $34,040,190 at June 30, 1996, compared to $13,156,998 at December 31, 1995. The net increase is $20,883,192, the major components of which are as follows: cash used in operations for the six months ended June 30, 1996, of $8,667,834 includes cash to be used to increase inventory stock and accounts receivable, net of increases in accrued expenses and accrued slot liability; cash invested in marketable investment securities of $6,167,538; cash used for the acquisition of equipment and leasehold improvements of $8,046,587; cash used in the purchase of intangible assets of $3,342,958, of which $2,569,412 was for Telnaes technology; cash used for the repayment of debt of $927,319; net proceeds from the issuance of notes payable of $2,080,151; net proceeds from the sale of common stock of $45,955,277.

   The Company has developed and operates the Company's MSP System. In general, an MSP System links a number of slot machines in multiple casinos to generate a collective jackpot. A percentage of each coin wagered is added to one or more increasing collective jackpots. In some jurisdictions the Company may be required by regulators to maintain a minimum bankroll requirement in the future. The amount of funds required in the future is dependent on several factors, such as the type and denomination of games the Company wishes to operate and the applicable regulatory requirements.

     Certain jurisdictions in which MSP systems are operated require the Company to maintain allocated funds or instruments to guarantee payment of jackpot prizes. The amount of funds required is dependent on several factors, such as the type and denomination of games the Company operates and the local regulatory requirements. In accordance with gaming requirements, the Company established segregated cash accounts aggregating approximately $10,300,000 at June 30, 1996 to ensure availability of adequate funds to pay this liability. Although statistically remote, a possibility exists that multiple jackpots may be hit prior to the time period in which game play has generated sufficient revenue to accrue each jackpot reset amount, which may have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

   The Company has financed certain equipment under financing agreements for an aggregate of $5,456,836. Equipment financings are collateralized by the related equipment and contain certain restrictive covenants, including a three year letter of credit securing payment in the amount of 50% of the principal balance which decreases in proportion to the amortization schedule.

   The Company believes that existing cash and cash equivalents and cash to be provided by operations, and funds available under the line of credit will be sufficient to cover anticipated, normal operating cash requirements in the foreseeable future, as well as ongoing research and development expenditures.

PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financial sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, domestic or global economic conditions and changes in federal or state laws or the administration of such laws.

                           PART II.  OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       Refer to the Company's annual report as filed on Form 10-K for the year ended December 31, 1995, for a description of legal proceedings.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          None

      (b) Reports on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)         CASINO DATA SYSTEMS
BY (SIGNATURE)        /s/ Diana L. Bennett
(NAME AND TITLE)     Diana L. Bennett, President and Chief Operating Officer
                     (Principal Finance and Accounting Officer)
(DATE)               July 29, 1996