Form 10-Q
period 1996-09-30
CASINO DATA SYSTEMS
filed 1996-11-14
CIK 898756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended:  September 30, 1996


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,010,872 shares of common stock outstanding as of October 25, 1996

                                     1 of 18

                               CASINO DATA SYSTEMS
                                      INDEX



                                                                Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Unaudited Consolidated Balance Sheets -
          December 31, 1995 and September 30, 1996                  3

          Unaudited Consolidated Statements of Operations
          For the three months ended September 30, 1995 and 1996    4

          Unaudited Consolidated Statements of Operations
          For the nine months ended September 30, 1995 and 1996     5

          Unaudited Consolidated Statements of Shareholders' Equity For the year ended December 31, 1995 and the
          nine months ended September 30, 1996                      6

          Unaudited Consolidated Statements of Cash Flows
          For the nine months ended September 30, 1995 and 1996     7

          Notes to Unaudited Consolidated Financial Statements     8-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     12-16

PART II   OTHER INFORMATION

          Items 1-6                                                 17

          Signatures                                                18

ITEM 1.  FINANCIAL STATEMENTS

                               CASINO DATA SYSTEMS
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                         DECEMBER 31,   SEPTEMBER 30,
                                             1995           1996
                                         -----------    ------------
     ASSETS
Current Assets:
  Cash and cash equivalents             $ 13,156,998   $ 34,666,010
  Investment securities (note 2)               -          1,500,000
  Accounts receivable, net (note 8)        7,857,816     21,358,235
  Notes receivable (note 8)                1,827,878      2,795,896
  Inventories (note 5)                     5,314,410     14,858,138
  Deferred tax asset                         581,549        282,360
  Other current assets                     1,378,790      2,976,886
                                         -----------   ------------
    Total current assets                  30,117,441     78,437,525
                                         -----------   ------------
Property and equipment, net (note 3)      21,742,425     31,421,843
Investment securities (note 2)                 -          3,450,471
Notes receivable (note 8)                  2,114,343        481,471
Intangible assets, net (note 4)            4,667,357      8,913,581
Software development costs (note 6)          641,629      1,714,959
Deferred tax asset                             -          2,136,233
Deposits                                   1,023,824        966,690
                                          ----------   ------------

    Total assets                        $ 60,307,019   $127,522,773
                                         ===========    ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Customer deposits                     $    678,327    $    42,887
  Accounts payable                         2,511,556      3,907,118
  Current portion long term debt           1,282,233      2,009,308
    term debt (note 7)
Sales tax payable                            392,585        136,584
  Income tax payable                         529,855      1,556,325
  Accrued expenses                           203,471      1,016,929
  Accrued slot liability                   1,383,052      2,220,057
                                          ----------     ----------
   Total current liabilities               6,981,079     10,889,208

Noncurrent liabilities:
  Long term debt (note 7)                  3,021,771      2,964,206
  Accrued slot liability                   2,161,178      7,608,163
  Deferred tax liability                      75,468           -
                                          ----------     ----------
   Total noncurrent liabilities            5,258,417     10,572,369

Shareholders' equity:
  Common stock; authorized 100,000,000
  shares, no par value; 17,950,503 issued
  at September 30, 1996 and 13,737,490
  issued and outstanding at
  December 31, 1995                       33,330,010      81,913,553
  Retained earnings                       14,737,513      24,147,643
  Total shareholders' equity              48,067,523     106,061,196

   Total liabilities and
   shareholders' equity                $  60,307,019   $ 127,522,773
                                        ============    ============

            See accompanying notes to unaudited financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996


                                            1995             1996
                                         ---------        ----------
Systems and product sales             $   6,046,436     $ 14,190,846
Gaming operations                         2,361,167        7,063,675
                                       ------------       ----------
   Total revenues                         8,407,603       21,254,521
                                       ------------       ----------
Costs and expenses:
   Cost of goods sold                     3,561,218       11,315,080
   Selling, general and
     administrative                       2,548,659        5,047,594
   Research and development                 782,417          734,998
   Depreciation and amortization            291,594          783,664
                                       ------------       ----------
   Total costs and expenses               7,183,888       17,881,336
                                       ------------       ----------
Income from operations                    1,223,715        3,373,185
                                       ------------       ----------
Other income (expense):
   Interest income                          257,646        4,279,634
   Interest expense                         (18,407)        (116,358)
                                       ------------       ----------
   Total other income                       239,239        4,163,276
                                        ------------      ----------
Income before income taxes                1,462,954        7,536,461
Income taxes                                406,343        2,525,668
                                       ------------       ----------
Net income                            $   1,056,611     $  5,010,793
                                       ============       ==========
Net income per common
and equivalent share                  $        0.08     $       0.27
                                       ============       ==========
Weighted average shares outstanding      14,047,875       18,430,000
                                       ============       ==========

      See accompanying notes to unaudited consolidated financial statements

                               CASINO DATA SYSTEMS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996


                                          1995             1996
                                      -----------       ----------
Systems and product sales             $17,272,109       37,619,317
Gaming operations                       4,745,659       17,767,132
                                      -----------       ----------
   Total revenues                      22,017,768       55,386,449

Costs and expenses:
   Cost of goods sold                   9,013,583       27,678,847
   Selling, general
     and administrative                 5,621,139       14,175,663
   Research and development             2,030,698        2,214,480
   Depreciation and amortization          720,566        2,016,857
                                      -----------        ----------
   Total costs and expenses            17,385,986        46,085,847
                                      -----------        ----------
Income from operations                  4,631,782         9,300,602
                                      -----------        ----------
Other income (expense):
   Interest income                        731,538         5,087,124
   Interest expense                       (47,306)         (369,521)
                                       ----------         ---------
   Total other income (expense)           684,232         4,717,603
                                      -----------         ---------
Income before income tax expense        5,316,014        14,018,205
Income taxes                            1,661,417         4,608,075
                                      -----------        ----------
Net income                            $ 3,654,597       $ 9,410,130
                                      ===========        ==========
Net income per common
and equivalent share                  $      0.27      $       0.55
                                      ===========        ==========
Weighted average shares
   outstanding                         13,740,750        17,132,000
                                      ===========        ==========

      See accompanying notes to unaudited consolidated financial statements

                               CASINO DATA SYSTEMS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                    FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1996



                                       Common Stock              Deferred
                                  Shares           Amount        Discount
                              --------------     -----------     ---------
Balance at December 31, 1994,
  as previously reported         $13,878,900     $36,056,288     $ (25,333)
Adjustments for Imageworks,
  Inc. pooling of interests           27,000          24,950          -
                              --------------     -----------      ---------
Balance at December 31, 1994,
  as restated                     13,905,900      36,081,238       (25,333)
Issuance of common stock,
  pursuant to employee
  stock option plan                  236,590       1,162,106          -
Income tax benefits derived
  from exercise of stock
  options by grantees                   -            657,240          -
Issuance of common stock,
  pursuant to purchase of
  TurboPower                         112,500         350,000          -
Retirement of shares held in
  treasury                          (517,500)     (4,920,574)         -
Net income                             -              -               -
Deferred discount, earned and
  charged to operations                -              -             25,333
                                  ------------    ----------       -------
Balance at December 31, 1995      $ 13,737,490   $33,330,010       $   0
Issuance of common stock
  pursuant to employee
  stock option plan                    291,551     1,324,794           -
Income tax benefits derived
  from exercise of stock
  options by grantees                     -          993,055           -
Issuance of common stock
  pursuant to purchase of
  Telnaes technology                   126,462      1,074,923          -
Issuance of common stock             3,795,000     45,190,771          -
                                 -------------     ----------      -------
Net income                               -             -               -
Balance at September 30, 1996     $ 17,950,503    $81,913,553      $   0
                                  ============     ==========      ========

                                                    Retained
                                     Treasury       Earnings
                                      Stock         (Deficit)       Total
                                   ------------    -----------    ----------
Balance at December 31, 1994
  as previously reported             (4,920,574)    10,147,064    41,257,445
Adjustments for Imageworks,
  Inc. pooling of interests              -            (141,245)     (116,295)
                                    -----------    ------------   -----------
Balance at December 31, 1994,
  as restated                        (4,920,574)    10,005,819    41,141,150
Issuance of common stock,
  pursuant to employee
  stock option plan                      -              -          1,162,106
Income tax benefits derived
  from exercise of stock
  options by grantees                    -              -            657,240
Issuance of common stock,
  pursuant to purchase of
  TurboPower                             -              -            350,000
Retirement of shares held in
  treasury                           4,920,574          -               -
Net income                               -           4,731,694     4,731,694
Deferred discount, earned and
  charged to operations                  -              -             25,333
                                   -------------   -----------    ----------
Balance at December 31, 1995       $     0         $14,737,513   $48,067,523
Issue of common stock
  pursuant to employee
  stock option plan                      -              -          1,324,794
Income tax benefits derived
  from exercise of stock
  options by grantees                    -              -            993,055
Issuance of common stock
  pursuant to purchase of
  Telnaes technology                      -             -          1,074,923
Issuance of common stock                  -             -         45,190,771
Net income                                -         9,410,130      9,410,130
                                   -------------   -----------    ----------
Balance at September 30, 1996      $      0        $24,147,643  $106,061,196
                                   =============   ===========  ============

      See accompanying notes to unaudited consolidated financial statements

                               CASINO DATA SYSTEMS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                  (Unaudited)

                                                  1995               1996
                                               ----------         ----------
Cash flows from operating activities:
   Net income                                 $ 3,654,597        $ 9,410,130
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization              720,566          2,113,304
       Installment sale discount,
         additional capital                        25,333              -
       Net increase in deferred tax asset            -            (2,494,061)
       Changes in assets and liabilities,
         net of effects from purchase of
         Paradise Graphics, Inc.:
           Increase in accounts receivable     (1,969,699)       (12,835,565)
           Increase in inventories               (576,641)        (9,543,728)
           Increase in other current assets    (1,284,242)        (1,298,907)
           Decrease(increase) in other assets      52,949           (733,836)
           Decrease in customer deposits         (135,919)          (635,440)
           Increase in accounts payable           614,513           1,395,562
           Increase in
             accrued liabilities                 1,301,004          8,860,970
                                                -----------       -----------
       Net cash provided by (used in)
         operating activities                    2,402,461         (5,761,571)
                                               -----------        -----------
Cash flows used in investment activities:
   Net increase in marketable
      investment securities                      5,130,492         (4,950,471)
   Payment for purchase of
      TurboPower Software Company,
      net of cash acquired                        (600,000)              -
   Payment for purchase of Fifty Seven
      Corporation, net of cash acquired         (1,349,700)              -
   Acquisitions of property and equipment       (9,748,517)       (11,429,398)
   Increase in intangible assets                (1,506,236)        (3,534,623)
                                                -----------       -----------
    Net cash used in investment
       activities                               (8,073,961)       (19,914,492)
                                                -----------       -----------
Cash flows from financing activities:
   Repayment of debt                               (39,099)        (1,410,676)
   Proceeds from issuance of notes                 173,200          2,080,186
   Net proceeds from sale of common stock        1,046,725         46,515,565
                                               -----------        -----------
   Net cash provided by
     financing activities                        1,180,826         47,185,075
                                               -----------        -----------
Net increase (decrease) in cash
  and cash equivalents                          (4,490,674)        21,509,012
Cash and cash equivalents at
  beginning of period                           14,083,024         13,156,998
                                               -----------        -----------
Cash and cash equivalents at
  end of period                               $  9,592,350        $34,666,010
                                              ============        ===========
Supplemental disclosures of cash flows information:
   Cash paid during the period for:
     Interest                                 $     47,906        $   374,082
     Income taxes                                1,869,000          4,499,107

Supplemental disclosure of non-cash financing
  activities:
   Common stock issued in exchange for                 -            1,074,923
     intangible asset

      See accompanying notes to unaudited consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Casino Data Systems (trademark)(the "Company"), a Nevada Corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of the Company: CDS Services Company; CDS Graphics and Imaging Company; Imageworks, Inc., CDS Signs, Inc.; TurboPower Software Company, and CDS Gaming Company. The primary businesses of the Company are:
(i) the development, licensing and sales of casino management information systems; (ii) the operation of multi-site link progressive ("MSP") systems;
(iii) the design and manufacture of video interactive gaming machines, and
(iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals and for use by the Company's own software engineers.

      CDS Services Company was incorporated in June 1993, to provide direct sales and support to customers in certain gaming jurisdictions where publicly-traded corporations must do business through a subsidiary.

     In January 1994, the Company acquired 100% of the outstanding common stock of CDS Graphics and Imaging Company, (formerly known as Paradise Graphics, Inc.) The acquisition was accounted for by the purchase method of accounting.
In April 1996, CDS Graphics and Imaging Company purchased 100% of the outstanding common stock of Imageworks, Inc. for 27,000 restricted shares of the Company's common stock. The purchase was accounted for as a pooling of interests combination, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the results of operations of Imageworks, Inc. The restated financial statements have not been audited. In September 1996, Paradise Graphics, Inc. officially became CDS Graphics and Imaging Company, a wholly owned subsidiary of Casino Data Systems.

   CDS Gaming Company was incorporated in March 1994, to develop and operate MSP systems. The Company derives revenues from the operation of these systems.

   In January 1995, the Company, through TurboPower Software Company, purchased substantially all of the assets of TurboPower Software, a Colorado sole proprietorship. The acquisition was accounted for under the purchase method.

   In September, 1995, the Company purchased 100% of the outstanding common stock of CDS Signs, Inc. (formerly known as Fifty Seven Corporation). The acquisition was accounted for under the purchase method. In September 1996, Fifty Seven Corporation officially became CDS Signs, Inc., a wholly owned subsidiary of Casino Data Systems.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report as filed on Form 10-K.

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

(2) MARKETABLE INVESTMENT SECURITIES:

   Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standard No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Statement 115 requires that, except for debt securities classified as "held to maturity" securities, investments in debt and equity securities should be reported at fair market value. The Company has designated its debt securities as being held to maturity, as it has the positive intent and ability to hold until maturity. Those debt securities which have maturities greater than one year are classified in the noncurrent assets section of the balance sheet. These securities are carried at amortized cost. Securities are designated as being held to maturity at the time of their purchase. Gains or losses on sales of securities are determined using the specific identification method and charged or credited to operations when incurred.

(3) PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:
                                             December 31,   September 30,
                                                 1995           1996
                                             ------------   -------------
     Furniture, fixtures and equipment         6,057,891       9,455,137
     Gaming devices                            7,693,119      12,603,178
     Service vehicles                            209,671         376,894
     Leasehold improvements                      338,426         907,151
     Building                                  7,496,553       9,270,269
     Land                                      1,478,348       2,090,777
                                            ------------     ------------
                                              23,274,008      34,703,406
     Less accumulated depreciation
       and amortization                      (1,531,583)      (3,281,563)
                                            ------------     ------------
                                            $ 21,742,425    $ 31,421,843
                                            ============    =============
(4) INTANGIBLE ASSETS:
    Intangible assets consist of the following:
                                              December 31,   September 30,
                                                 1995            1996
                                              -----------    ------------
   Trademarks and licensing costs             $   491,743    $   826,954
   Goodwill resulting from acquisitions         3,065,389      3,065,389
   Technology distribution rights               1,437,500      1,437,500
   Telnaes patent                                    -         4,274,335
                                              -----------    ------------
                                                4,994,632      9,604,178
   Less: Accumulated Amortization               (327,275)      (690,597)
                                               -----------   ------------
   Net intangible assets                       $4,667,357     $8,913,581
                                               ===========   ============

(5) INVENTORIES:
    Inventories consist of the following:
                                              December 31,    September 30,
                                                 1995            1996
                                              -----------     ------------
   Raw materials                              $4,246,502      $10,355,255
   Work in process                               110,000          541,226
   Finished goods                                957,908        3,961,657
                                              -----------     ------------
                                              $5,314,410      $14,858,138
                                              ===========     ============

(6) SOFTWARE DEVELOPMENT COSTS:

   The Company capitalized $1,073,330 of software development costs during the nine months ended September 30, 1996. Research and development costs incurred to establish technological feasibility have been expensed when incurred. Amortization of software development costs will begin when the product is ready for general release.

(7) LONG TERM OBLIGATIONS:

   The Company has financed certain equipment under financing agreements. Equipment financings are secured by the related equipment and contain certain restrictive covenants, including a three year letter of credit guaranteeing payment, in the amount of 50% of the unamortized principal balance.

   Future minimum payments under equipment financing agreements are as follows:

                                                       Payments
                                                       --------
       1996                                          $  603,222
       1997                                           2,361,975
       1998                                           2,315,798
       1999                                             267,173
       2000                                               9,245
                                                     ----------
       Total minimum payments                         5,557,413
       Less interest                                    583,899
                                                     ----------
       Present value of net minimum payments          4,973,514
       Less current portion                           2,009,308
                                                     ----------
                                                     $2,964,206
                                                     ==========

(8) RELATED PARTY TRANSACTIONS:

   At September 30, 1996, the Company had accounts receivable and notes receivable of $21,358,235 and $3,277,367, respectively, which included certain amounts due from related parties.

   A shareholder and former director of the Company is a majority shareholder in Kiland Distributing Corporation (KDC) a distributor of the Company's products. The Company made sales to KDC of approximately $1,719,000 during the three months ended September 30, 1996. The sales, recorded net of distributor discounts, represent approximately 8% of the Company's revenues for the three months ended September 30, 1996. Accounts receivable at September 30, 1996 include $1,630,552 due from KDC, while the September 30, 1996 notes receivable balance includes $247,662 due from KDC.

   A director of the Company is associated with a law firm that has rendered various legal services to the Company. The Company paid the firm $11,323 during the three months ended September 30, 1996, for legal services rendered.

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

GENERAL

   Casino Data Systems is a leading designer and manufacturer of technology-driven products for the gaming industry. The Company was founded in 1990 to develop and manufacture casino slot accounting systems. Since 1990, the Company has expanded its original slot accounting system into a casino-wide management information system. In 1992, the Company developed its first generation of MSP systems technology. In 1993 and 1994, the Company developed the next generation of MSP systems technology capable of supporting a large capacity state-wide MSP system, and designed the Cool Millions (trademark) MSP system, which it launched in Mississippi in November 1994. The Company also expanded and diversified its business and augmented its ability to design, manufacture and customize gaming machines and MSP systems by acquiring graphics, signs and software businesses in 1994 and 1995. In 1995, the Company introduced its Cool Millions MSP system in Nevada on a test basis in May and commenced state-wide rollout in August. The Company also established its Video
Interactive Gaming Division in 1995, which, in conjunction with Casino Technology Inc. ("CTI"), developed the Caribbean Stud (registered trademark) video poker machine and additional innovative video gaming devices. The Company has certain non-exclusive rights to use the Telnaes technology.
The Telnaes technology is used in reel spinning slot machines to create the high odds necessary to allow large jackpots without physically having the number symbols and reels necessary to create these high odds.

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

   The Company's revenue and income may vary substantially from quarter. Financial results in any quarter are dependent on receipt of orders, installation of systems, and the delivery of products in that quarter. Although the Company believes that gaming markets will continue to expand, the rate of growth is dependent upon several factors, including political, legal, and other factors which are beyond the influence of the Company. The Company intends to expand its operations and resulting revenues from MSP systems, graphics, and meters which will create a more continuous revenue stream. The possibility exists that while the Company still depends on systems sales as one of its primary sources of revenues, notable variations in revenue and income may occur.

QUARTER ENDED SEPTEMBER 30, 1996, COMPARED
  TO THE QUARTER MONTHS ENDED SEPTEMBER 30, 1995

Overview

   Income from operations and net income increased from $1,223,715 and $1,056,611, respectively, for the three months ended September 30, 1995, to $3,373,185 and $5,010,793, respectively, for the same period in 1996. This represents an increase of $2,149,470 in income from operations and an increase of $3,954,182 in net income.

Revenues

   Revenues increased from $8,407,603 for the three months ended September 30, 1995, to $21,254,521 for the same period in 1996, an increase of $12,846,918 or 153%. The increase in revenues is primarily attributable to the expansion of the Company's MSP operations in Mississippi and Nevada, introduction of MSP operations into Native American casinos, sale of video poker machines, and increased sales of the Company's OASIS system during the three months ended September 30, 1996.

Costs and Expenses

   Costs and expenses increased from $7,183,888 for the three months ended September 30, 1995, to $17,881,336 for the same period in 1996, an increase of $10,697,448 or 149%. Operating costs and expenses, excluding cost of goods sold, decreased as a percentage of revenues from 43% for the three months ended September 30, 1995, to 31% for the same period in 1996. Cost of goods sold increased from $3,561,218 for the three months ended September 30, 1995, to $11,315,080 for the same period in 1996, an increase of $7,753,862. Gross margins as a percentage of total revenues decreased from 58% for the three months ended September 30, 1995 to 47% for the same period in 1996. The decrease in gross margin is primarily attributable to the increase in the percentage of total revenue contributed by MSP operations and the initial sales of video poker machines. Gross margin from MSP operations and video poker machine sales is generally lower than the gross margins contributed by its other products.

   Selling, general and administrative expenses increased from $2,548,659 for the three months ended September 30, 1995, to $5,047,594 for the same period in 1996, an increase of $2,498,935. The increase is primarily attributable to increased personnel and associated payroll and marketing expenses related to the expansion of MSP operations in Nevada and Mississippi, the initial rollout of MSP operations into Native American casinos and the manufacture and sale of video poker and reel-spinning slot machines. Selling, general and administrative expenses as a percentage of revenues decreased from 30% for the three months ended September 30, 1995, to 24% for the same period in 1996.

   Research and development expenses decreased from $782,417 for the three months ended September 30, 1995, to $734,998 for the same period in 1996. Major expenditures during the three months ended September 30, 1996 included the development of (i) additional OASIS system products; (ii) the PitBOSS pit, cage, and credit system; (iii) the VIG-I (trademark) Signature Series and development of other video interactive games; (iv) the multi-game MSP software; and (v) further refinements and enhancements to progressive meter systems. Research and development expenses as a percentage of revenues decreased from 9% for the three months ended September 30, 1995, to 4% for the same period in 1996.

   Depreciation and amortization increased from $291,594 for the three months ended September 30, 1995, to $783,664 for the same period in 1996. The increase is primarily due to the depreciation of an increased number of gaming devices in operation.

   Other income is made up of rental income, interest income and other forms of income that are not the result of normal operations. During the three months ended September 30, 1996, the Company and International Game Technology
("IGT") entered into a multi-faceted agreement which included a substantial one-time cash payment by IGT to the Company which is reflected in other income.

Net Income

   Net income increased from $1,056,611 for the three months ended September 30, 1995, to $5,010,793 for the same period in 1996, an increase of $3,954,182. Income from operations increased from $1,223,715 for the three months ended September 30, 1995, to $3,373,185 for the same period in 1996, an increase of $2,149,470. Net income increased due to the increase in revenues and the increase in other income.

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED
  TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Overview

   Income from operations and net income increased from $4,631,782 and $3,654,597, respectively, for the nine months ended September 30, 1995, to $9,300,602 and $9,410,130, respectively, for the same period in 1996. This represents an increase of $4,668,820 in income from operations and an increase of $5,755,533 in net income.

Revenues

   Revenues increased from $22,017,768 for the nine months ended September 30, 1995, to $55,386,449 for the same period in 1996, an increase of $33,368,681 or 152%. The increase in revenues is primarily attributable to the expansion of the Company's MSP operations in Mississippi and Nevada, including the introduction of Cool Millions (trademark) Quarters and Caribbean Stud Video Poker, the introduction of MSP operations into Native American casinos, the sale of video poker machines and an increase in sales of OASIS systems.

Costs and Expenses

     Costs and expenses increased from $17,385,986 for the nine months ended September 30, 1995, to $46,085,847 for the same period in 1996, an increase of $28,699,861, or 165%. Operating costs and expenses, excluding cost of goods sold, decreased as a percentage of net revenues from 38% for the nine months ended September 30, 1995, to 33% for the same period in 1996. Cost of goods sold increased from $9,013,583 for the nine months ended September 30, 1995, to $27,678,847 for the same period in 1996, an increase of $18,665,264. Gross margins as a percentage of revenues decreased from 59% for the nine months ended September 30, 1995 to 50% for the same period in 1996. The decrease in gross margin is primarily attributable to an increase in the percentage of total revenue contributed by MSP operations and the initial sales of video poker machines. Gross margin from MSP operations and video poker machine sales is generally lower than the gross margins contributed by its other products. Gross margin from the sale of OASIS systems also decreased because of an increase in the costs of certain components.

     Selling, general and administrative expenses increased from $5,621,139 for the nine months ended September 30, 1995, to $14,175,663 for the same period in 1996, an increase of $8,554,524. The increase is primarily attributable to increased personnel and associated payroll and marketing expenses related to the expansion of MSP operations in Nevada and Mississippi, the introduction of Cool Millions Quarters and Caribbean Stud Video Poker, the initial rollout of MSP operations into Native American casinos, and the manufacture and sale of video poker and reel-spinning slot machines during the nine months ended September 30, 1996. Selling, general and administrative expenses as a percentage of revenues increased from 25% for the nine months ended September 30, 1995, to 26% for the same period in 1996.

     Research and development expenses increased from $2,030,698 for the nine months ended September 30, 1995, to $2,214,480 for the same period in 1996, an increase of $183,782. Major expenditures during the nine months ended September 30, 1996 included the development of (i) additional OASIS system products; (ii) the PitBOSS pit, cage, and credit system; (iii) the VIG-I Signature Series and development of other video interactive games; (iv) the multi-game MSP software and; (v) further refinements and enhancements to progressive meter systems. Research and development expenses as a percentage of revenues decreased from 9% for the nine months ended September 30, 1995, to 4% for the same period in 1996.

     Depreciation and amortization increased from $720,566 for the nine months ended September 30, 1995, to $2,016,857 for the same period in 1996, an increase of $1,296,291. The increase is primarily due to depreciation of an increased number of gaming devices in operation.

   Other income is made up of rental income, interest income and other forms of income that are not the result of normal operations. The Company and International Game Technology ("IGT") entered into a multi-faceted agreement which included a substantial one-time cash payment by IGT to the Company which is reflected in other income.

Net Income

   Net income increased from $3,654,597 for the nine months ended September 30, 1995, to $9,410,130 for the same period in 1996, an increase of $5,755,533.
Net income as a percentage of revenues remained at 17% for the nine months ended September 30, 1995 and 1996. Net income increased due to the increase in revenues and the increase in other income.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash flow used in operations was $5,761,571 during the nine months ended September 30, 1996, as compared to $2,402,461 provided by operations during the same period of 1995. The Company had cash and cash equivalents of $34,666,010 at September 30, 1996, compared to $13,156,998 at December 31, 1995. The major components of the net increase of $21,509,012 are: cash used in operations for the nine months ended September 30, 1996, of $5,761,571 includes cash used to increase inventory stock and accounts receivable, net of increases in accrued expenses and accrued slot liability; cash invested in marketable investment securities of $4,950,471; cash used for the acquisition of equipment and leasehold improvements of $11,429,398; cash used in the purchase of intangible assets of $3,534,623, of which $2,599,412 was for Telnaes technology; cash used for the repayment of debt of $1,410,676; net proceeds from the issuance of notes payable of $2,080,186; and net proceeds from the sale of common stock of $46,515,565.

   Certain jurisdictions in which MSP systems are operated require the Company to maintain allocated funds or instruments to guarantee payment of jackpot prizes. The amount of funds required is dependent on several factors, including the type and denomination of games and regulatory requirements. In accordance with gaming requirements, the Company established segregated cash accounts aggregating approximately $13,930,000 at September 30, 1996 to ensure availability of adequate funds to pay this liability. Although statistically remote, a possibility exists that multiple jackpots may be awarded prior to the time required for game play to generate sufficient revenue to accrue multiple jackpot amounts. Such an occurrence may have a material adverse impact on the Company's results of operations in the reporting period in which multiple unaccrued jackpots are awarded.

   The Company has financed certain equipment under financing agreements for an aggregate amount of $4,973,514. Equipment financings are collateralized by the related equipment and contain certain restrictive covenants, including a three-year letter of credit securing payment in the amount of 50% of the current principal balance.

   The Company believes that existing cash and cash equivalents, cash to be provided by operations, and funds available under the line of credit will be sufficient to cover anticipated, normal operating cash requirements in the foreseeable future, as well as ongoing research and development expenditures.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company's Annual Meeting of Shareholders was held on July 11, 1996. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:
                                                     Withheld
            Nominee                   In Favor       Authority
            -------                   --------       --------
          Steven A. Weiss            15,862,986       548,305
          G. Jack Kiland             15,862,462       548,829
          Diana L. Bennett           15,857,036       554,255
          Russell C. Mix             15,861,536       548,755
          William M. Mower           15,861,236       550,055
          Phil Bryan                 15,862,311       548,980
          Karl K. Hoagland III       15,874,774       536,517
          Daniel N. Copp             15,879,586       531,705

       The results of the voting on the following additional item was as follows:

       To approve and adopt an amendment to the Company's 1993 Stock Option and Compensation Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 675,000 shares.

           In Favor        Opposed       Abstained     Broker Non-Vote
           --------        -------       ---------     ---------------
          13,873,015      2,411,576       75,700           51,000

       The descriptions provided above of the matter considered at the 1996 Annual Meeting of Shareholders are qualified in their entirety by reference to the Company's Proxy Statement related to such meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          None

      (b) Reports on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)         CASINO DATA SYSTEMS
BY (SIGNATURE)        /s/ Diana L. Bennett
(NAME AND TITLE)     Diana L. Bennett, President and Chief Operating Officer
                     (Principal Finance and Accounting Officer)
(DATE)               November 12, 1996