Form 10-K
period 1996-12-31
CASINO DATA SYSTEMS
filed 1997-03-31
CIK 898756

                                   FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD
     FROM ____________ TO ___________

                          Commission File No. 0-21426

                              CASINO DATA SYSTEMS
             (Exact name of registrant as specified in its charter)


                NEVADA                                  88-0261839
         (State of Incorporation)          (I.R.S. Employer Identification No.)

           3300 BIRTCHER DRIVE
        LAS VEGAS, NEVADA  89118                       (702) 269-5000
(Address of principal executive offices)      (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, NO
                                                             PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ x ]

As of March 14, 1997, 18,035,897 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock of $5.125 per share reported on the NASDAQ National Market on March 14, 1997, was $92,433,972. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III - Portions of the Registrant's definitive proxy statement in connection with the 1997 Annual Meeting of Shareholders are incorporated by reference into Items 10 through 13, inclusive.

ITEM 1.  BUSINESS

     THE FOLLOWING DISCUSSION CONTAINS INFORMATION AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS OF CASINO DATA SYSTEMS COULD DIFFER MATERIALLY FROM HISTORICAL RESULTS OF OPERATIONS AND THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED
TO, THOSE IDENTIFIED IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

GENERAL

     Casino Data Systems (the "Company") is a leading designer and manufacturer of innovative technology-driven products for the gaming industry. The Company's primary products and systems include the (i) design and manufacture of casino management information systems, including the Company's historical core product, the OASIS(TM) II (On-Line Accounting and Slot Information System) System; (ii) operation of multi-site link progressive ("MSP") systems which link gaming machines in multiple casinos to allow patrons to compete for large, lifestyle-changing progressive jackpots; (iii) design and manufacture of innovative gaming machines; and (iv) design and manufacture of meters, signs, and graphics which allow the Company to offer integrated gaming systems with custom designed glass and graphics, progressive meters, and customized overhead signage.

     Founded in 1990 by Steven Weiss, the Company's Chairman, the Company has grown rapidly by developing and marketing technologically advanced products, including its OASIS II casino management information systems and its Cool Millions(TM) MSP system, and through acquisitions of businesses and technology to complement the Company's core products. Since introduction in 1991, the Company's OASIS II systems have been installed in over 80,000 gaming machines in approximately 80 casinos throughout North America. During 1993, the Company developed progressive meter technology and has since expanded and diversified its operations through the acquisition of graphics, signs, and software businesses. During 1994, the Company launched its Cool Millions MSP system in Mississippi and was licensed by Nevada as a manufacturer and distributor of gaming devices. During 1996, the Company significantly expanded its MSP operations and at December 31, 1996 had links in approximately 60 casinos in Nevada and approximately 20 casinos in Mississippi. During 1996, the Company also developed the Million Coin Poker video poker machine pursuant to a development agreement with Best Bet Products. In February 1996, the Company entered into a series of agreements (the "Telnaes Agreements") to obtain certain non-exclusive rights to use certain patented virtual reel technology. Such technology can be used in reel spinning slot machines and enables the Company to create the high odds necessary to allow large progressive jackpots. In September, 1996, pursuant to a confidential settlement agreement , in exchange for CDS and certain other companies granting to International Game Technology ("IGT") all their respective rights under the Telnaes patent, IGT has granted CDS a fully paid, nontransferable (including change of control limitation), and royalty free license under the Telnaes patent. The Company intends to use the Telnaes Technology to manufacture reel spinning slot machines for general sale to casino customers and use in its MSP systems.

BUSINESS STRATEGY

     The Company's objective is to become the leading designer and manufacturer of innovative technology-driven products and services to meet the gaming industry's evolving needs into the next century. To meet this goal, the Company intends to continue to enhance and refine its existing products and systems, develop new and entertaining interactive gaming devices, and continue its research and development efforts to maintain its position as a technology leader in each of its businesses and further integrate its operations to provide the best possible products and services to its customers. The key elements of the Company's strategy are described below in relation to the Company's systems, products, and other lines of business.

BUSINESS SEGMENTS

SYSTEMS AND PRODUCTS

Casino Management Information Systems

     In order to maintain its position as a technological leader, the Company is continuing to expand its casino management information systems. The Company believes that sophisticated and reliable information systems will be a key element in the continued growth and success of the gaming industry. The Company's slot accounting and player tracking systems traditionally have been used by casinos to monitor play and to collect, integrate and analyze data from slot machines, MSP systems, video poker machines and other electronic gaming devices. The Company is expanding its slot accounting and player tracking system into a casino-wide management information system by using its technological expertise to develop software modules that allow the OASIS II system to support additional casino marketing, accounting, security, and maintenance functions. OASIS II related products introduced include ProTURBO(TM), Surveillance Monitor(TM), Maintenance Monitor(TM), SlotHOST(TM) and RapidPAGE(TM). In addition, the Company introduced wireless radio frequency communication capability to its OASIS II system. In March, 1997, the Company also announced the Nevada field trial of the PitBOSS(TM) pit, cage, and credit system and continues the development of a Windows(R) 95 and a Windows(R) NT compatible version of OASIS II. The development of these system enhancements will enable OASIS II to improve communications and data exchange with the customer's hotel and other information management systems. Customers will have the ability to customize their casino management information systems either by adding new modules and features to their existing OASIS II systems as expansions or upgrades or by purchasing complete systems.

     OASIS II, the Company's on-line accounting and player tracking system, forms the core of the Company's casino management information system. The Company's casino management information systems comprise modular software applications designed to deliver real-time solutions to the gaming industry. The system uses advanced electronic monitoring equipment to collect, integrate, analyze and report data from traditional slot machines, multi-site progressive link machines, video poker and other electronic games. By linking on-line slot accounting and player tracking information, the OASIS II system allows casinos to perform sophisticated and customized data analysis in real-time.

     BlackBart(TM), the on-line slot accounting feature of the OASIS II system, continuously records each coin that enters, exits, or is retained by each electronic gaming machine, monitors all jackpots and fills and calculates coin and currency drop values. This information is rapidly and continuously communicated to generate instant or "on-line" accounting of revenues and net win to casinos for all types of electronic gaming machines. An automated jackpot and fill program provides comprehensive jackpot accounting, security and control, including support for the Company's ProTURBO line of progressive jackpot meters, automatic federal and state tax withholding and automatic updates to the player tracking system. The ProTURBO central controller provides cost and operational advantages by eliminating individual controllers for each meter and by enabling casinos to control all meters from one central workstation, allowing casinos to reset meters without manually adjusting each meter.

     Super-PlayMate, the player tracking and marketing database feature of the OASIS II system, allows casino operators to collect and access real-time player marketing information. Casino marketing departments use OASIS II system data to engage in target marketing, measure customer response to marketing efforts, award "comps" to good customers and to measure the cost effectiveness of various "comp" and marketing programs by comparing the expenditures with revenues generated by a player or group. To collect player information, casinos issue to slot players coded and individualized "slot club" cards which are inserted into a card reader mounted on or in the slot machines. The OASIS II system records the length of play, amount bet and casino win on each machine played, enabling the casino to keep a record of gaming activity for each customer. In addition, the OASIS II system can integrate manually-entered table game data with slot machine readout to produce combined player ratings.

     The OASIS II system features OmniVIEW, a dynamic, real-time graphic representation of the electronic gaming floor, which provides a record of all gaming activity as it occurs. By moving a cursor around the floor plan, the user can obtain detailed current information about any slot machine and any player. Also included is a quarter-hour trend analysis that provides 15 minute snapshots of casino player activity, trend activity reports for carded and uncarded players, machine utilization and coin-in, coin-out information to help identify trends.

     The OASIS II system's SlotHOST module utilizes a small hand-held portable device to provide real-time player information to users on the casino floor, alerting casino management to high activity players and helping casinos personalize their marketing. In addition, the Surveillance Monitor module is designed to assist security and surveillance personnel by flagging certain types of transactions with distinctive message or alarm attributes, while the Maintenance Monitor module provides a lifetime history of maintenance problems and procedures for each gaming machine and can be programmed to automatically page maintenance personnel and trigger work orders when certain failure codes are entered via keypad.

     The Company continues to invest in its OASIS II casino management information systems to maintain its technology leadership position. The Company introduced a wireless radio frequency communications option for its OASIS II system and is developing additional longer range wireless communication for use by gaming riverboats. The Windows-based OASIS II systems will offer additional features, including enhanced SQL capability and open base connectivity, enabling the OASIS II system to exchange data with most property-wide information management systems. The PitBOSS system will allow casinos to operate a fully integrated pit, cage, and credit department and will offer portable units for player rating, comps, bill/credit requests and opening and closing game inventory. The PitBOSS system table game data can be integrated with the Windows 95 OASIS II system data to provide complete coverage of casino and customer transactions, reporting and accounting. The Company has developed a Kiosk system, which is a stand alone computer operated device similar to a bank ATM that is used for the distribution of "Comps", and Ticket Trac, which is a gaming control system that operates through the issuance of tickets/scripts for state jurisdictions that require casino operators to maintain a unique type of record keeping of their gaming activity. The Company has also developed Personal Banker, a program that manages game credits and money deposited between the cage and the gaming device on the casino floor. This product has been submitted for regulatory review. The Company is currently in the final stages of development for Central Player Database, a program that allows multi-site casino companies to manage and develop wide area marketing programs for their player base.

Video Interactive Gaming Machines

     The Company believes that its success in the video gaming business will be dependent upon its development and marketing of state-of-the-art interactive video gaming machines which will add entertainment value and encourage social interaction among players to enhance the gaming experience. To that end, the Company has developed a first generation series of video poker machines and the Million Coin Poker video poker machine pursuant to a license and development agreement with Best Bet Products. In addition, the Company intends to develop new interactive video gaming devices with enhancements in production value, computer graphics, and entertainment-focused secondary game features.

     The Company has developed a proprietary video interactive gaming machine platform which supports high-speed, high-resolution video displays and CD-quality stereophonic sound with advanced memory and graphics capabilities. As a result of its advanced platform, the Company is able to develop the video poker machines which have the ability to automatically adjust the speed of its graphics displays to match the player's speed of play, providing more rapid dealing action for faster players. The Company intends to develop additional interactive video gaming machines based on this platform and to develop more advanced platforms that will support additional graphics, animation, and other secondary game features designed to increase the entertainment value and interactivity of video gaming.

Reel Spinning Slot Machines

     The Company intends to use the Telnaes Technology to manufacture reel spinning slot machines for general sale to casino customers and for use in its MSP systems. The reel spinning slot machines currently used by the Company in its MSP systems are manufactured by a third party supplier. The Company believes that only a small number of entities have the right to use the Telnaes Technology to produce traditional reel spinning slot machines. In addition, the Company also intends to use its position as an innovative designer of gaming technology to produce reel spinning slot machines which incorporate advanced graphics and innovative secondary game features. The Company will seek to distinguish itself from other manufacturers by offering customized games that offer increased entertainment value to meet the gaming industry's evolving needs. The Company has completed development of its first reel spinning machine and has submitted the product to regulatory agencies for lab review and approval.

Meters, Signs, and Graphics

     The Company believes that significant opportunities exist to expand its meters, signs and graphics business through integration with the Company's MSP systems, video interactive gaming machines and other products. The Company believes that single, integrated product installations, as illustrated by the Cool Millions MSP system and the Caribbean Stud video poker machine and MSP system offer customers a cost-effective product and are the most efficient marketing strategy for the Company's meters, signs and graphics products. The Company intends to promote the marketing of product packages including overhead signage, in-machine and overhead progressive meters and customized glass design. The Company has acquired state-of-the-art production equipment to expand the capacity and enhance the quality of its sign and graphics production.

     The Company has developed a full line of progressive meters, controllers and progressive systems. A meter is a graphics display device for progressive jackpots which displays current jackpot size to gaming patrons. The Company's ProVIEW(TM) family of meters offers in-machine and overhead text messaging, odometer jackpot effects and graphic animation sequences. The meters are available in various sizes, configurations and resolutions. A controller is a data transmission device that links gaming machines and meters into a progressive system. The Company's ProLINK(TM) line of controllers allows operation of proprietary progressive systems within one or more of a casino operator's properties. A progressive system comprises meters and controllers that link together slot machines, allocates a portion of each wager to a progressive jackpot and displays the current jackpot size via overhead or in-machine displays. The Company's ProSOLO one-machine progressive system enables a single slot machine to offer a progressive jackpot. The Company's ProTURBO progressive system links the ProLINK progressive technology with the OASIS II system to create a single, highly-flexible controller that manages both progressive communications and player tracking/slot accounting data collection. The ProTURBO system allows the casino operator to customize or change any of the meter-linked signs from a single networked work station, compared with competing meter-linked signs that must be changed one at a time from the casino floor.

     The Company's CDS Graphics and Imaging subsidiary designs and manufactures decorative flat glass and slot reel graphics, supplying the Company's MSP system operation and video interactive games division as well as outside slot machine manufacturers and casinos. CDS Graphics and Imaging also sells slot glass replacement kits that allow casinos to economically update or re-image their existing gaming machines while eliminating the need to acquire new more expensive machines. CDS Graphics and Imaging designed the Company's Cool Millions slot glass graphics and designed and manufactures the slot machine and overhead sign glass for the Caribbean Stud video poker gaming machines.

     The Company's CDS Signs subsidiary designs and manufactures high-quality internal and external casino signs, including electric, fiber optic, animated and neon displays and signs incorporating the Company's meters, which are used as overhead displays for progressive jackpot systems. CDS Signs designs and manufactures the majority of the overhead signs for the Cool Millions MSP system and Caribbean Stud video poker machine.

Professional Software Development Tools

     The Company's TurboPower Software subsidiary develops advanced software programming tools used by software professionals to develop applications for business and industry. TurboPower's current products include the Orpheus toolkit for Delphi, several Async communications toolkits, Object Professional for object-oriented programming and the Data Entry Workshop and Win/Sys Library for Windows. TurboPower's software engineers also support development of the Company's gaming related products such as PitBOSS, and the Windows 95 and Windows NT versions of the OASIS II system.

     The Company will continue its focus on the development of advanced software programming tools both to support the technological advancement and innovation of the Company's products and systems and for sale to outside software professionals. The Company's software engineers has introduced its Orpheus(TM) for Delphi product and are assisting in the development of the PitBOSS pit, cage and credit system and currently are supporting the development of the Company's Windows 95 and Windows NT versions of the OASIS II system. The Company intends to use its programming and software development resources to continue to enhance the quality and efficiency of its products.

PROGRESSIVE OPERATIONS

MSP Systems

     MSP systems link a number of gaming machines in multiple casinos to a central computer that allocates a portion of each wager made to one or more progressive jackpots. By linking the machines together, larger life-style changing progressive jackpots can be awarded more frequently than with stand alone machines due to the increased number of wagers contributing to the jackpot on the link. The Company operates MSP systems in the states of Mississippi and Nevada and on Native American lands which contributed approximately 34% of the Company's 1996 total revenues. During 1996, the Company significantly expanded its MSP systems operations, and at December 31, 1996, an aggregate 1,201 games participated in the Company's eight MSP system links.

     In order to increase its MSP system operations the Company intends to (i) expand sales in its existing markets of Nevada, Mississippi and Native American lands, (ii) introduce its MSP systems into additional gaming jurisdictions and,
(iii) develop new MSP system games. The Company also intends to develop MSP systems for games to be developed on its video interactive gaming platform and games to be developed using the Telnaes Technology. The Company has developed multi-game MSP system software which allows the Company to add new games to its existing MSP systems at a lower incremental cost by allowing one central site to monitor MSP systems for several games. The new multi-game MSP system software was introduced in the second quarter of 1996.

     The Company introduced its first Cool Millions system in Mississippi in November 1994. Cool Millions is a traditional three-coin, three-reel spinning, dollar slot machine. As of December 31, 1996, the Company operated 127 Cool Millions games in Mississippi. Cool Millions offers a large primary progressive jackpot and a smaller more frequent secondary progressive jackpot. Cool Millions differs from competing MSP systems by offering an immediate cash pay out of $1 million on the primary jackpot with the balance of the jackpot paid out as an annuity. Competing MSP systems currently pay out the entire primary jackpot as an annuity.

     Cool Millions operated on a test basis in Nevada from May through August 1995, at which time the Company was permitted to begin general distribution.
At December 31, 1996, the Company operated 312 linked Cool Millions machines in casinos throughout Nevada.

     The Company introduced its Cool Millions Quarters, a quarter denomination version of Cool Millions, in Nevada in April 1996 and in Mississippi in June 1996. The Company's Cool Millions Quarters MSP systems features a million coin ($250,000) initial payment on the primary jackpot, with the balance of the jackpot paid out as an annuity. At December 31, 1996, the Company operated 260 linked Cool

Millions Quarters games in casinos throughout Nevada and 110 linked Cool Millions Quarters games in Mississippi.

     The Company introduced both its Cool Millions and Cool Millions Quarters games in Native American lands in August 1996. At December 31, 1996, the Company operated 42 linked Cool Millions games and 60 linked Cool Millions Quarters games in Native American lands.

     The Company has previously depended upon a single manufacturer to supply it with slot machines for use in its Cool Millions and Cool Millions Quarters MSP operations. The Company does not foresee any additional purchases of slot machines from this manufacturer. The Company intends to use current inventory of slot machines and the reel spinning slot machines it produces for future expansion of MSP operations.

     The Company introduced its Caribbean Stud video poker game link in field trial Nevada in April 1996 and in Mississippi in September 1996. Caribbean Stud is a variation of five card stud poker that is played as a live table game in casinos worldwide. At December 31, 1996, the Company operated 236 linked Caribbean Stud video poker games in Nevada and 54 Caribbean Stud video poker games in Mississippi. Unlike the Cool Millions MSP products, where the Company receives a percentage of each coin wagered, the Company only receives a percentage of the progressive bets made on the Caribbean Stud video poker machines. The progressive bet is optional and the Company's Caribbean Stud progressive revenues will depend on how frequently players place progressive bets. In addition to placing Caribbean Stud at no cost to the casinos, the Company is responsible for paying the primary jackpot which is paid in twenty, annual installment as well as smaller secondary jackpots.

     On February 5, 1996, the Company entered into an agreement (the "CTI Agreement") with CTI, licensee of certain intellectual property rights for the Caribbean Stud video poker game, pursuant to which the Company obtained an exclusive five-year license from CTI to use CTI's Caribbean Stud intellectual property rights to develop and manufacture Caribbean Stud video poker machines for sale or lease within the United States, excluding Indiana, South Carolina and land owned by the Grand Traverse Tribe of Michigan (the "Territory"). Pursuant to the CTI Agreement, the Company has the right to sell or lease Caribbean Stud machines to be linked to other Caribbean Stud machines via the Company's MSP systems ("NMN Linked Machines") in Nevada, Mississippi and Native American lands ("NMN Territory"). The Company is obligated to pay CTI a royalty fee for each NMN Linked Machine sold or leased, such royalty fee being subject to periodic renegotiation commencing October 1, 1997. CTI also has the option to receive in lieu of such royalty payments one-half of the net profits generated by the Company's NMN Linked Machine and stand-alone Caribbean Stud operations in the NMN Territory, subject to receipt by CTI of certain gaming licenses. In addition, the Company may be required to loan CTI certain amounts to the extent necessary to satisfy CTI's obligations as licensee of the Caribbean Stud intellectual property rights. The CTI Agreement provides that the Company and CTI will negotiate definitive terms relating to the sale and lease of stand-alone Caribbean Stud machines in the NMN Territory.

     Pursuant to the CTI Agreement, the Company and CTI will form a joint venture company ("JVCO") that will have the exclusive right to sell or lease Caribbean Stud machines, whether stand-alone or linked to other Caribbean Stud machines, within the Territory, excluding the NMN Territory unless and until JVCO has acquired the Company's NMN Linked Machines operations, as described below. The Company and CTI will each own a one-half interest in JVCO. The Company has agreed to provide the initial capitalization for JVCO, which will be returned to the Company plus interest thereon prior to the distribution of any profits by JVCO. In the event JVCO receives the appropriate licenses to operate NMN Linked Machines in any NMN Territory, the Company and CTI have agreed that JVCO shall acquire the Company's NMN Linked Machine operations in each such jurisdiction. Upon the acquisition by JVCO of any of the Company's NMN Linked Machine operations, JVCO will reimburse the Company for the Company's unrecouped costs of such operations plus interest thereon, and CTI's royalty rights and related profit-sharing option will be terminated. In addition, in the event that either JVCO has not acquired the Company's NMN Linked Machine operations in each of the jurisdictions in the NMN Territory or CTI has not exercised its option described above by January 1, 2001, the Company and CTI have agreed to negotiate a permanent license for such jurisdictions.

     Although the Company believes the intellectual property rights acquired pursuant to the CTI Agreement are valid and enforceable, there can be no assurance as to the extent, validity and enforceability of such rights.
Shuffle Master, Inc. has requested that the patent office reexamine four patents licensed to the Company by CTI. There can be no assurance of the outcome of such reexamination. If such patents or other licensed intellectual property rights were held to be invalid, unenforceable or limited in scope so as not to fully protect the Company's exclusive rights to develop, manufacture and sell the Caribbean Stud video poker machine within its territory, or were it to be determined that such lights were not validly transferred to the Company, the Company may incur a substantial write-off of the costs of developing and manufacturing the Caribbean Stud video poker machine, may incur liability to third parties and may be limited in its present plan to introduce the Caribbean Stud video poker machine. In addition, were these rights found to be invalid, unenforceable or otherwise limited in scope, other competitors could not be precluded from developing (and likely would develop) competing Caribbean Stud or similar video poker machines. Any of such occurrences may have an adverse effect on the Company's operations and prospects.

     The Company, in conjunction with Best Bet Products, developed the Million Coin Poker ("MCP") video poker game. MCP is a traditional video poker game with the opportunity to make a progressive wager and win in excess of one million coins. Players are able to utilize a touch screen to choose a five-card bonus hand. If a player is a dealt their chosen hand in sequence a jackpot in excess of one million coins is awarded. The Company generates revenues from the sale of MCP games and also monitors the progressive jackpot system on behalf of Station Casinos, Inc. ("Station Casinos") for a modest fee. The Company has entered into a distribution agreement with Best Bet Products which places restrictions on how Million Coin Poker can be marketed and requires royalty payments to Best Bet Products. These restrictions are also impacted by certain contractual rights between Best Bet Products and Station Casinos.

     The Company has enhanced its MSP system software to permit its MSP system central monitoring facilities to monitor data from multiple MSP systems, including Cool Millions, Cool Millions Quarters, Caribbean Stud video poker and Million Coin Poker MSP systems. The multi-game MSP system software allows the Company to add new games to existing MSP systems at a lower incremental cost by allowing one central system to monitor several MSP systems.

TECHNOLOGY RISKS, BUSINESS RISKS, EXPANSION, AND ACQUISITIONS

Risks of New and Expanding Businesses; Rapidly Changing Technology

     The Company is continuing to expand and diversify its business by developing and introducing new products and entering into new lines of business that complement and enhance the Company's existing businesses. The Company faces the risks, expenses, and difficulties frequently encountered by new and rapidly expanding businesses, including, but not limited to, fluctuating cash flow, initial high development costs of new products without corresponding sales, pending receipt of regulatory approvals, and market introduction and acceptance of new products. There is no assurance that the Company's new products will be accepted in the marketplace and that regulatory approvals will be obtained. Furthermore, in each area of the Company's business, the Company will need to manage the transition to higher volume operations, entrance into new markets, integration of operations and personnel from new lines of business, control of overhead expense and the addition, training, and management of qualified personnel. There is no assurance that the Company can successfully manage the expansion of its MSP systems and other businesses.

     The Company's development as a gaming machine manufacturer and supplier is dependent upon numerous factors, including its ability to design, manufacture, market, and service gaming machines that achieve player and casino acceptance while maintaining product quality and acceptable margins. The Company must compete against gaming machine suppliers with greater financial resources, name recognition, established service networks, and customer relationships. The Company believes that it will need to develop gaming machines that offer technological advantages or unique entertainment features in order for the Company to be able to compete effectively in the gaming machine market.

     Each area of the Company's business is characterized by rapidly changing technology and frequent new product introductions and enhancements. The Company's success will depend in part on its ability to continue to enhance its existing products and to introduce in a timely manner new products that meet evolving customer requirements and achieve market acceptance. There can be no assurance that the Company will be successful in identifying, developing, and marketing new products or enhancing its existing products. The Company's business will be adversely affected if the Company experiences delays in developing new products or enhancements or if such products or enhancements do not gain regulatory approval and customer acceptance.

Factors Affecting Profitability and Growth

     Substantially all of the Company's revenues and profits are derived from the gaming industry which experienced rapid jurisdictional growth during the Company's initial years of operation. The continued profitability and growth of the Company's business is substantially dependent upon factors that are beyond the control of the Company, including, among others, the pace of development, expansion and renovation of casinos, the legalization of MSP systems and other forms of casino gaming in new jurisdictions, the continued popularity of casino gaming as a leisure activity and increased demand by gaming customers for progressive jackpot games and game variations providing increased payout opportunities. The expansion of the gaming industry has slowed in recent years and the continued expansion of gaming markets is dependent upon political, legal and other factors which are beyond the control of the Company. As a result of these and other factors, there is no assurance of the Company's continued growth or profitability.

International Expansion

     The Company believes that significant opportunities exist to expand into the international gaming markets including Europe, Australia, and South Africa. The Company evaluates such opportunities on a case-by-case basis and believes that the introduction of Oasis II, MSP systems, video interactive gaming machines, and meters, signs, and graphics products to the worldwide market would be most likely be made through alliances with established technology companies in these markets.

Acquisitions

     The Company has expanded and diversified its business and operations through the acquisition of graphics, signs, and software businesses. The Company continues to evaluate potential strategic acquisitions and business combinations in all areas of its business. Such acquisitions and/or business combinations, if consummated, could have a substantial and material impact on the Company's operations and prospects and, if such acquisitions or business combinations involve the issuance of additional equity of the Company, may result in additional dilution to existing shareholders.

Reliance on Key Customers

     The Company has historically maintained strong business relationships with several key casino customers including, but not limited to, Boyd Gaming, Circus Circus Enterprises, Foxwoods, Grand Casinos, Kiland Distributing, Mirage Resorts, and Station Casinos which have, in certain periods, accounted for a material amount of the Company's sales. These entities accounted for approximately 24%, 34%, and 45% of the Company's total sales during the fiscal years ended December 31, 1996, 1995, and 1994. While each sale of casino management information systems and other large product contracts are negotiated independently and do not occur with specific frequency, the loss or reduction of a major customer could have a material adverse impact on the financial results of the Company. There can be no assurance that the Company will maintain strong business relationships with its key customers or that products introduced by competitors will be preferred by the Company's key customers in the future.

COMPETITION

     The market for casino management information systems, MSP systems, gaming machines and each of the Company's other products are difficult markets in which to compete and there are a number of established, well-financed, and well-known companies that compete with each of the Company's products and services. IGT in particular enjoys a significant domestic and international market position in the Company's primary markets, including casino management information systems, gaming machines, and MSP systems. In addition to its greater resources and established position in domestic and international markets, management believes that IGT's ability to link sales of gaming machines, casino management information systems and placement of MSP systems provides IGT with a competitive advantage in the development, marketing, and sale of new casino management information systems, gaming machines, and MSP systems. The Company has established a meaningful market share in casino management information systems in North America and modest market penetration in multi-site progressives in Nevada, Mississippi, and on Native American lands. The Company is in its initial stages of marketing video gaming devices and has yet to begin marketing of its reel spinning slot machines.

     The Company also competes with several other competitors in one or more areas of the Company's markets, including, among others, Alliance Gaming (Bally Gaming International), Sigma Gaming, Universal Distributing, Mikohn, WMS Gaming, Acres Gaming, Video Lottery Consultants, Silicon Gaming, Aristocrat, Atronic, Unidesa, Gaming Systems International, Lodging Systems, Inc., Yesco, Trans Lux, Ad/Art, Suburban Graphics, and Sunkist Graphics. The development of a successful new product or product design by a competitor could adversely affect sales of the Company's products and, although the Company would endeavor to respond quickly with its own competing products, no assurance can be made that a significant new product designed by a competitor would not have a material adverse effect on the Company's results of operations.

MARKETING AND SALES

     The Company currently has approximately 25 full time sales and marketing staff focusing on the sales of OASIS II casino management information systems, MSP games, video poker gaming machines, and meters, signs, and graphics products. The Company's TurboPower Software subsidiary sells its products
primarily by telephone and over the Internet.   In addition to its corporate
headquarters in Las Vegas, Nevada, the Company maintains regional sales and support offices in Sparks, Nevada and Gulfport and Tunica Mississippi, and Atlantic City, New Jersey. The Company also distributes its products directly to Native American casinos and through Kiland Distributing Corporation ("KDC").

INTELLECTUAL PROPERTY RIGHTS

     The Company's business is dependent upon its ability to protect its proprietary software, hardware and other intellectual property. The Company relies primarily on a combination of patents, trademarks, non-disclosure agreements, license agreements with its customers and suppliers, and trade secrets to protect such intellectual property. Despite the Company's precautions, it may be possible for unauthorized parties to copy or to possibly reverse engineer certain portions of the Company's products or to obtain and use information that the Company believes is proprietary. Therefore, there is no assurance that precautionary steps taken by the Company in this regard will be adequate to deter misappropriation of its intellectual property or independent third party development of functionally equivalent products or that the Company can meaningfully protect its rights to such proprietary intellectual property. The Company has applied for patents covering certain aspects of its MSP systems and gaming devices. There is no assurance that such patents will be issued, or, if issued, will offer meaningful protection of such intellectual property. In addition, whether or not such patents are issued, others may hold or receive patents which contain claims having a scope that covers products developed by the Company. Furthermore, there can be no assurance that others have not developed or will not develop similar products or technology, duplicate any of the Company's products or technology, or design around any patents licensed to the Company, or any patents that may be issued in the future to the Company. The Company's use of certain intellectual property rights relating to the Telnaes Technology and Caribbean Stud Video Poker may be subject to challenge.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 500 full-time employees. The majority of the employees are engaged in engineering, programming, technical support and customer service, production, field installation and support, sales and marketing, and administration. The Company also uses a temporary agency to provide skilled workers for light manufacturing and assembly during high-demand manufacturing periods. The Company is not currently subject to a collective bargaining agreement and believes that its employee relations are good.

     In December 1995, the Company entered into employment agreements with six individuals employed by IGT, to commence upon the expiration of certain one year non-competition restrictions in December 1996. On March 13, 1996, these individuals announced that they had entered into agreements to return to IGT to complete a five year period of service and their intention to seek a release from their employment agreements with the Company or a determination that such employment agreements were legally unenforceable. A multi-faceted agreement executed between the Company and IGT in September 1996 included the mutual release of claims relating to the employment of these individuals.

REGULATION

Overview

     The Company is subject to regulation in jurisdictions in which it operates MSP systems and in most jurisdictions in which its products are sold or are used by persons or entities licensed to conduct gaming activities. Such gaming regulations vary from jurisdiction to jurisdiction and the classification and level of the regulatory licensing, approvals and compliance to which the Company and its products must conform also vary by jurisdiction. In certain jurisdictions, the Company or its subsidiaries may be operating pursuant to temporary waivers or approvals. There can be no assurance that such temporary waivers or approvals will be maintained or become permanent. Failure by the Company or its subsidiaries to obtain, or the loss or suspension of, any necessary licenses, approvals or suitability findings would prevent or restrict the Company or its subsidiaries from operating, selling or distributing its products in most jurisdictions, which would have a material adverse effect on the Company. In the event gaming authorities determine that an officer, director, key employee, stockholder or other person of the Company is unsuitable to act in such a capacity, the Company will be required to terminate its relationship with such person, which termination could have a material adverse effect on the Company. Although the Company has the right to redeem shares of an unsuitable stockholder under certain circumstances, such a finding of unsuitability could in any event have a material adverse effect on the Company. There can be no assurance that the Company or its subsidiaries will obtain all the necessary licenses and approvals or that its officers, directors, key employees, their affiliates and certain other stockholders will satisfy the suitability requirements in each jurisdiction in which the Company or its subsidiaries seeks to operate MSP systems or in which its products are sold or used by persons licensed to conduct gaming activities. The failure to obtain such licenses and approvals in one jurisdiction may affect the Company's licensure and/or approvals in other jurisdictions. In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on the business prospects of the Company.

     The Company's OASIS II casino management information systems, MSP systems, and related meters, controllers and progressive systems are generally classified as "associated equipment." "Associated equipment" is equipment that is not classified as a "gaming device," but which has such an integral relationship to the conduct of licensed gaming that regulatory authorities have discretion to require suppliers of such systems to meet licensing suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Associated equipment generally must be approved in advance by the regulatory authorities for its use at licensed locations within the jurisdiction. The Company or its distributor has complied in all material respects with the associated equipment approval process in each jurisdiction in which it has sold OASIS II systems.

     The Caribbean Stud video poker machine and other gaming machines that may be developed by the Company are "gaming devices." Although gaming device and equipment regulations vary among jurisdictions, each jurisdiction requires various licenses, approvals or permits to be held by companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment. The Company or one of its subsidiaries is licensed as a manufacturer, distributor and/or supplier of gaming devices in the states of Arizona, Connecticut (exemption), Iowa, Louisiana, Minnesota, Mississippi, Nevada, New Jersey, South Dakota, Wisconsin, certain Native American jurisdictions and the city of Windsor, Ontario, Canada, and has applied to be licensed in several other jurisdictions. The Company has operated pursuant to transactional waivers or as a supplier of associated equipment in jurisdictions in which the Company's license applications are pending. The Company will be required to apply for additional transactional waivers in the event it seeks to make sales to additional casinos in such jurisdictions prior to licensing. The Company may be required to apply for licensing as a manufacturer, distributor and/or supplier of gaming devices or associated equipment prior to making sales in each new jurisdiction. In addition, JVCO will be required to apply for licensing as a distributor or supplier of gaming devices in each jurisdiction in which it intends to distribute Caribbean Stud video poker machines. No assurance can be given that such licenses, approvals, waivers or permits in these or other jurisdictions will be given or renewed in the future or that the Company or JVCO will obtain additional licenses, approvals, waivers, and permits necessary to manufacture, distribute and/or supply gaming devices and equipment.

     As an operator of MSP systems, the Company, certain of its officers, directors, key employees, stockholders and other affiliates are subject to mandatory operator licensing and approval requirements, operator suitability requirements and ongoing regulatory oversight in each jurisdiction in which it operates MSP systems. JVCO similarly will be subject to such operator licensing, approval and suitability requirements and ongoing regulatory oversight in each jurisdiction in which it may seek to operate a Caribbean Stud MSP system. On October 28, 1994, CDS Gaming received a gaming operator license from the Mississippi Gaming Commission. On December 21, 1995, CDS Gaming was licensed by the Nevada Gaming Commission as an operator of an inter-casino linked system ("OILS"). The OILS license permits the Company to operate MSP systems without being licensed to conduct gaming at each Nevada casino participating in the MSP system. There can be no assurance that the Company, CDS Gaming, or JVCO will obtain all of the necessary licenses and approvals or that their officers, directors, key employees, other affiliates and certain other stockholders will satisfy the suitability requirements in one or more jurisdictions, or that such licenses, approvals and suitability findings, if obtained, will not be revoked or not be renewed in the future. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the Regulatory Authorities and may be amended. Any changes in such laws, regulations, or their interpretations could have a material adverse effect on the Company.

General Regulation of Stockholders of Publicly Traded Corporations

     In most jurisdictions, any beneficial owner of the Company's Common Stock is subject on a discretionary basis to being required to file applications with gaming regulatory authorities, be investigated and found suitable or qualified as such. In addition, stockholders whose holdings of Common Stock exceed certain designated percentages are subject to certain reporting and qualification requirements imposed by state and federal gaming regulators and, any stockholder, if found to be unsuitable, may be required to immediately dispose of its holdings of Common Stock. The Company's Articles of Incorporation authorize the Company to redeem at fair market value Common Stock held by any person whose status as a shareholder may jeopardize the Company's gaming licenses or approvals.

Nevada Regulatory Matters

     The manufacture, sale, and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacture and distribution of associated equipment for use in Nevada, and the operation of inter-casino linked systems in Nevada are subject to: (i) The Nevada Gaming

Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and various local, city, and county regulatory agencies (collectively referred to as the "Nevada Gaming Authorities").

     The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has also been licensed as a manufacturer and distributor of gaming devices. The Company has also been found suitable to own the stock of CDS Gaming (the "Nevada Subsidiary") which is licensed as an operator of an inter-casino linked system. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. The Company and the Nevada Subsidiary have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses in order to engage in manufacturing, distribution and inter-casino linked system activities in Nevada.

     All gaming devices that are manufactured, sold, or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board or his designee before it is distributed for use in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or the Nevada Subsidiary in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. No person or legal entity may acquire control of the Company without the prior approval of the Nevada Commission. Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of the Company's voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholder; (ii) making financial and other inquiries of management of the type normally made by securities analysts for information purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     The Company and the Nevada Subsidiary are required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner.

     The Company may not make a public offering of its securities, such as the Common Stock, without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

     The Company is required to file quarterly financial statements with the Nevada Gaming Authorities which include the maintenance of certain performance financial ratios relating to the Company's operation of multi-site progressives. Subject to the discretion of the Chairman, or his designee, the Nevada Gaming Authorities may require the Company to secure a letter of credit in addition to its existing cash reserve requirements. The financial results of the Company for the fourth quarter of 1996 fell below the interest expense coverage ratio mandated by the Nevada Gaming Authorities while the Company maintained the current ratio requirements. The Company satisfied the financial ratios required by the Nevada Gaming Authorities on an annualized basis for the 1996 fiscal year.

     The loss, restriction, or modification of the Company's gaming licenses and operational orders in Nevada would have a material adverse effect on its business and could require the Company to cease its manufacturing, distribution, and inter-casino linked system activities in Nevada.

Mississippi Regulatory Matters

     The manufacture, sale and distribution of gaming devices and associated equipment for use or play in Mississippi and the operation of inter-casino linked systems in Mississippi are subject to the Mississippi Gaming Control Act and the regulations promulgated thereunder (collectively, "Mississippi Act"). Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. Such activities are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission (collectively referred to as the "Mississippi Gaming Authorities").

     The laws, regulations and supervisory procedures of the Mississippi Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming, or manufacturing or distribution of gaming devices at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Mississippi Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees, and (vi) to ensure that gaming licensees, to the extent practicable, employ Mississippi residents. Change in such laws, regulations and procedures could have an adverse effect on the Company and the Company's Mississippi operations.

     The Company is registered by the Mississippi Commission as a publicly traded corporation (a "Registered Corporation") and holding company of CDS Services Company and CDS Gaming Company (separately, a "Mississippi Subsidiary" or collectively, the "Mississippi Subsidiaries"). As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the

Mississippi Commission and furnish any other information which the Mississippi Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Mississippi Subsidiaries without first obtaining licenses and approvals from the Mississippi Gaming Authorities. The Company and the Mississippi Subsidiaries have obtained from the Mississippi Gaming Authorities the various registrations, approvals, permits and licenses in order to engage in manufacturing, distribution and gaming activities as presently conducted in Mississippi.

     Manufacturers' and distributors' licenses and gaming licenses are not transferable, are initially issued for a two-year period and must be renewed periodically thereafter.

     All gaming devices that are manufactured, sold or distributed for use or play in Mississippi must be manufactured by licensed manufacturers, and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Mississippi must be approved by the Mississippi Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Mississippi Commission, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Mississippi Commission. Associated equipment must be administratively approved by the Executive Director of the Mississippi Commission before it is distributed for use in Mississippi.

     The Mississippi Commission may investigate any individual who has a material relationship to, or material involvement with, the Company or the Mississippi Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Mississippi Subsidiaries are required to file applications with the Mississippi Commission and may be required to be licensed or found suitable by the Mississippi Commission. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Mississippi Subsidiaries may be required to be licensed or found suitable by the Mississippi Commission. The Company believes that findings of suitability with respect to such persons have been applied for or obtained, although the Mississippi Commission in its discretion may require additional persons to file applications for findings of suitability. The Mississippi Commission may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Mississippi Commission and in addition to its authority to deny an application for a finding of suitability or licensure, the Mississippi Commission has jurisdiction to disapprove a change in a corporate position.

     If the Mississippi Commission were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or the Mississippi Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Mississippi Commission may require the Company or the Mississippi Subsidiaries to terminate the employment of any person who refuses to file appropriate applications or whom the authorities find unsuitable to act in such capacity. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Mississippi.

     The Mississippi Subsidiaries are required to submit detailed financial and operating reports to the Mississippi Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Mississippi Subsidiaries are required to be reported to or approved by the Mississippi Commission.

     If it were determined that the Mississippi Act was violated by the Mississippi Subsidiaries, the licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, at the discretion of the Mississippi Commission, the Mississippi Subsidiaries, the Company and the persons involved could be subject to substantial fines for each separate violation of the Mississippi Act. Limitation, conditioning or suspension of licenses held by the Mississippi Subsidiaries could (and revocation of any license would) materially adversely affect the Company's manufacturing, distribution and inter-casino linked system operations.

     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of the Company's voting securities if the Mississippi Commission has reason to believe that such ownership may be inconsistent with the declared policies of the State of Mississippi. The applicant must reimburse all costs of investigation incurred by the Mississippi Commission in conducting any such investigation.

     The Mississippi Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Mississippi Commission and such person may be required to be found suitable. The Mississippi Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Mississippi Commission for a finding of suitability. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a Registered Corporation's common stock. Under certain circumstances, an "institutional investor," as defined by Mississippi Commission policy, which acquires more than 3%, but not more than 10%, of the Registered Corporation's voting securities may apply to the Mississippi Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs and fees that the Mississippi Commission incurs in conducting the investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty (30) days after being ordered to do so by the Mississippi Commission or the Executive Director may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of the Company beyond such period of time as may be prescribed by the Mississippi Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Mississippi Subsidiaries, the Company (i) pays the unsuitable person any dividends or interest upon voting securities of the Company, (ii) recognizes the exercise, directly or indirectly, of any voting rights conferred through securities held by the unsuitable person, (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances or (iv) fails to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities, including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

     The Company may be required to disclose to the Mississippi Commission upon request the identities of security holders, including the holders of any debt or equity securities. In addition, the Mississippi Commission under the Mississippi Act may, in its discretion, (i) require holders of debt securities of such Registered Corporations to file applications, (ii) investigate such holders, and (iii) require such holders to be found suitable to own such debt or equity securities. The Mississippi Commission retains the discretion to require the holders of debt or equity securities to be investigated and found suitable for any reason, including but not limited to a default on a debt instrument, or where the holder of the debt instrument or equity security exercises a material influence over the gaming operations of the entity in question. Any holder of debt or equity securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

     The Mississippi Subsidiaries are required to maintain a current stock ledger in their principal office in Mississippi and the Company must maintain a current list of equity stockholders in the principal office of the Mississippi subsidiaries which must reflect the record ownership of each outstanding share of any class of equity security issued by the Company. The stock holder list may thereafter be maintained by adding reports regarding the ownership of such securities that it receives from the Company's transfer agent. The ledger and stock holder lists must be available for inspection by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance to the Mississippi Commission in determining the identity of the beneficial owner.
The Mississippi Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. The Company has received a waiver from this requirement from the Mississippi Commission. The Mississippi Commission has the power to impose additional restrictions on the holders of the Company's securities at any time.

     Substantially all loans, leases, sales of securities and similar financing transactions by a Mississippi Subsidiary must be reported to or approved by the Mississippi Commission. A Mississippi Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities, if it obtains the prior approval of the Mississippi Commission. The Company may not make a public offering of its securities without the approval of the Mississippi Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Mississippi, or to retire or extend obligations incurred for such purposes. The Company has received an annual renewal of continuous approval of all public offerings from the Commission and therefore is only required to obtain the Executive Director's approval of an offering or securities. Such approval does not constitute a finding, recommendation or approval by the Mississippi Commission or the Executive Director as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements certain recapitalizations and stock repurchases by the Company, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of the Company must satisfy the Mississippi Commission with respect to a variety of stringent standards prior to assuming control of such company. The Mississippi Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Mississippi corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates, (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before the Company can make exceptional repurchases of voting securities in excess of the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Mississippi Act and the Mississippi Commission gaming regulations also require prior approval of a plan of recapitalization proposed by the Company's Board of directors in response to a tender offer made directly to the Company's stockholders for the purposes of acquiring control of the Company.

     Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. The current policy of the Mississippi Commission has been to grant a waiver from this approval requirement. CDS Gaming Company has received a waiver from the approval requirement of the Mississippi Commission to operate in Iowa, Louisiana, Michigan, Nevada, North

Dakota, South Dakota, Wisconsin, and New Jersey. The Mississippi Commission will need to approve or grant a waiver from the approval requirement for the Company's or it subsidiaries' future gaming operations outside Mississippi or in jurisdictions other than those for which a waiver has been previously granted, prior to engaging in such future operations.

     If it were determined that the Mississippi Act or a gaming regulations was violated by the Mississippi Subsidiaries, the licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures, which action, if taken, could materially adversely affect the Company's manufacturing, distribution and inter-casino linked system.

     License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which gaming operations are to be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) a percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino or (iii) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon "gaming receipts" (generally defined as gross receipts less payouts to customers as winnings) and equals 4 percent of gaming receipts of $50,000 or less per month, 6 percent of gaming receipts over $50,000 and less than $134,000 per month, and 8 percent of gaming receipts over $134,000. Annual license fees are also payable to the State of Mississippi for gaming licenses and manufacturers and distributor's licenses. The foregoing license fees are allowed as a credit against the Company's Mississippi income tax liability for the year paid.

New Jersey Regulatory Matters

     Casino gaming in New Jersey is regulated by the New Jersey Casino Control Act, N.J.S.A. 5:12-1 et seq., and regulations promulgated thereunder (the "NJCCA"). The NJCCA created the New Jersey Casino Control Commission ("NJCCC"), which is authorized to decide all license applications and other matters and to promulgate regulations, and created the New Jersey Division of Gaming Enforcement (the "NJDGE"), which is authorized to investigate all license and product applications, make recommendations to the NJCCC, and prosecute violations of the NJCCA. Under the NJCCA, any enterprise providing goods or services to a casino must register with or be licensed by the NJCCC.

     Business enterprises providing goods or services directly related to casino gaming or simulcast wagering must be licensed as a gaming related Casino Service Industry ("CSI") prior to conducting business with New Jersey casino licensees or must have filed a complete application for CSI licensure with the NJCCC and received the permission of the NJCCC for each business transaction.

     On November 4, 1996, the Company was issued the requisite CSI license by the NJCCC. A CSI license is issued for a period of two (2) years and is thereafter renewable for four (4) year periods. The Company's initial CSI license is due for renewal on November 30, 1998. There is no guarantee that, following, the issuance of the initial CSI license or any renewal thereof, the Company will continue to be granted renewals of the license. Additionally, upon application of NJDGE, the NJCCC may at any time review any license issued by it and determine to suspend, revoke, or place conditions on such license. The failure of the Company to maintain CSI licensure may have a material effect on the Company's business.

     During the course of the NJDGE licensure investigation, the Company, its officers, directors, key employees, and five percent stockholders demonstrated by clear and convincing evidence their good character, honesty, integrity, their financial stability, responsibility, and their business ability.
However, any other stockholder or other person associated with the Company who the NJCCC deems appropriate, in its discretion, is also required to be qualified regardless of the current license status of the Company. If a person is required to and fails to submit to qualification or submits to qualification and is found disqualified by the NJCCC, the NJCCC may prohibit casinos in New Jersey from doing business with the Company. The Company's Articles of Incorporation authorize the Company to redeem at fair market value Common Stock held by any person whose status as a shareholder may jeopardize the Company's gaming licenses or approvals. In the discretion of the NJCCC, such divestiture may be deemed sufficient action by the Company to retain or renew its CSI license. A change in ownership of a controlling interest of a CSI license will void the license and the licensee will be required to apply for a new license.

     "Institutional Investors" (as defined in the NJCCA) may be granted a waiver of the requirement to be found qualified by the NJCCC. An institutional investor includes any retirement fund administered by a public agency for the exclusive benefit of federal, state, or local public employees, investment companies registered under the Investment Company Act of 1940, collective investment trusts organized by banks under Part Nine of the Rules of the Comptroller of the Currency, closed end investment trusts, chartered or licensed life insurance companies or property and casualty insurance companies, banking and other chartered or licensed lending institutions, and investment advisors registered under The Investment Advisors Act of 1940. In the discretion of the NJCCC, a waiver of qualifications may be granted to such institutional investors provided the securities are owned for investment purposes only and the institutional investor certifies that it has no intention of influencing of affecting the affairs of the issuer or its holding companies.

     In addition to the required licensure from the NJCCC, the gaming equipment manufactured, distributed or sold by the Company to New Jersey casinos is subject to a technical examination by the NJDGE and approval by the NJCCC for, at a minimum, quality, design, integrity, fairness, honesty and suitability.
As part of this approval process, the NJCCC may require that the manufacturer of any component of the gaming equipment which the NJCCC, in its discretion, determines is essential to the gaming operation of the device submit to licensing. Such components would include the computer control circuitry which causes or allows the device to operate as a gambling device. The failure or refusal of such a manufacturer to submit to licensing or the denial of a license by the NJCCC to such manufacturer would result in the inability of the Company to distribute and market that gambling device to New Jersey casinos. While the Company's OASIS II casino management information system products are presently in New Jersey casino, there can be no assurance that any modifications to such casino information management system or other component parts thereof would be approved by the NJCCC or that any other gaming devices subject to approval by the NJCCC prior to use in New Jersey casinos would receive such approval.

Federal Regulation

     The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. The Company is required to register and renew its registration annually. The Company has complied with such registration requirements. In addition, various record keeping equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

Native American Gaming

     Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under tribal ordinances, the terms of compacts between the tribe and the host state, the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the National Indian Gaming Commission (the "NIGC") and the Secretary of the U.S. Department of the Interior (the "Secretary"), and also may be subject to the provisions of certain statutes relating to contracts with Native American tribes, which are administered by the Secretary. The regulations and guidelines under which the NIGC and the Secretary will administer IGRA are incomplete and evolving. IGRA also is subject to interpretation by the NIGC and the secretary, and may be subject to judicial and legislative clarification or amendment.

     IGRA prohibits substantially all forms of commercial gaming on Native American lands, including gaming involving slot machines and gaming devices, unless (i) the tribe on whose lands the gaming will take place has adopted an ordinance, which has been approved by the NIGC, authorizing and regulating such gaming, and (ii) the state in which the gaming will take place permits such gaming by any person for any purpose. If the commercial gaming involves slot machines and gaming devices, IGRA also requires that the tribe and the state have entered into a written agreement (a "tribal-state compact") that specifically authorizes such types of commercial gaming, and that has been approved by the secretary, with notice of such approval published in the Federal Register.

     Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe; some establish equipment standards that may limit or prohibit the placement of progressive games on Indian lands; and some impose background check requirements on the officers, directors, and shareholders of gaming equipment suppliers.

     In addition to federal and state governmental requirements pertaining to gaming on Native American lands, Native American tribes are sovereign nations with their own courts and governmental systems. Under IGRA, tribes are required to regulate all commercial gaming under ordinances approved by the NIGC. Such ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing, and background check requirements on gaming equipment suppliers and their officers, directors, and shareholders.

     Because of their sovereign status, Native American tribes possess sovereign immunity from unconsented suit. The Company intends to seek waivers of such immunity, where appropriate, from tribes with whom the Company does business, but there can be no assurance that such waivers will be obtained. If they are not, the extent of the Company's ability to enforce its agreements with Native American tribes will be severely circumscribed.

     Under doctrines enunciated by the Supreme Court of the United States, federal and state courts are obliged, as a matter of law, to defer to the jurisdiction of tribal courts in litigation where tribal interests are substantially involved and where tribal courts may have jurisdiction. In such instances, if a tribal court hears the litigation, its determinations likely will be entitled to great deference in any state or federal court which later might be asked to hear the matter. These facts may affect the ability of the Company to effectively enforce its agreements with Native American tribes.

     In addition to the foregoing, two federal statutes may have applicability to commercial gaming contracts with Native American tribes:

     l. Title 25, Section 81, of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands. . .unless such contract or agreement be executed and approved" by the Secretary or his or her designee. Agreements for services relative to Native American lands which fail to conform with the requirements of this section will be void and unenforceable, and all money or other things of value paid under such void agreements is subject to judicial forfeiture in litigation, which can be brought by any person, in the name of the United States of America. In the Company's opinion, its sales contracts are not for services, and therefore Title 25, section 81, of the United States Code does not apply to the Company's contracts. The Company also believes that its sales of its OASIS II systems and/or gaming devices are not "relative to Native American lands" because, although the Company's products ultimately may be used on Native American lands, the products themselves are not related to such lands, and give the Company no control over such lands. To date, the Secretary has not asserted that agreements for the sale of goods to Indian tribes require his approval under Title 25, Section 81, United States Code.

     2. Title 25, Sections 261-264, United States Code (the "Indian Trader Licensing Act" or "ITLA") creates a licensing requirement, and states that "any person other than an Indian of the full blood who shall attempt to reside in the Indian country, or on any Indian reservation, as a trader, or to introduce goods, or to trade therein, without such license, shall forfeit all merchandise offered for sale to the Indians or found in his possession, and shall moreover
be liable to a Penalty of $500. . ."   The applicability of ITLA to the
Company's sale of systems on Native American reservations are unclear. The Company has not obtained a license under ITLA because the Company believes that
(i) ITLA does not apply to the sale of gaming equipment, (ii) ITLA has been superseded by IGRA; and (iii) ITLA may have no applicability to any transaction, since the Secretary has adopted no regulatory mechanism to implement ITLA.

Application of Future or Additional Regulatory Requirements

     In the future, the Company intends to seek the necessary registrations, licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions throughout the world where significant sales are anticipated to be made. However, there can be no assurance that such registrations, licenses, approvals or findings of suitability will be obtained and will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a registration, license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary registration, license, approval or finding of suitability, the Company may be prohibited from selling its products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.

Nevada Legislation - Change of Control

     Two of the Nevada general corporation provisions, the "Acquisition of Controlling Interest" and the "Combination with Interested Stockholders" statutes, may have the effect of delaying or making it more difficult to effect a change in control of the Company.

     Generally, the Acquisition of Controlling Interest statutes prohibit an acquiror, under certain circumstances, from voting shares of a target corporation's stock after crossing certain threshold ownership percentages, unless the acquiror obtains the approval of the target corporation's disinterested stockholders. There are three thresholds: one-fifth or more but less than one-third, one-third or more but less than a majority, and a majority or more, of the outstanding voting power. Once an acquiror crosses one of the above thresholds, those shares which an acquiring person or a person acting in association with an acquiring person acquire or offer to acquire in an acquisition, and acquire within 90 days after becoming an acquiring person become "control shares" and such control shares are deprived of the right to vote until disinterested stockholders restore the right. The Acquisition of Controlling Interest statutes also provide that in the event control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of all voting power, any stockholder of record, other than an acquiring person, who did not vote in favor of authorizing voting rights to the control shares is entitled to demand payment for the fair value of his or her shares. The Board of Directors must notify the dissenting stockholders, within 20 days after the vote of the stockholders authorizing voting rights for the control shares, that they have the right to receive the fair value of their shares in accordance with statutory procedures established generally for dissenters' rights.

     In summary and subject to certain circumstances where they do not apply, the Combination with Interested Stockholders statutes prevent a "resident domestic corporation" from entering into a "combination" with an "interested stockholder" unless certain conditions are met. A "resident domestic corporation" (hereafter the "corporation") means any Nevada corporation that has 200 or more stockholders. A "combination" is broadly defined and includes, among other things, any merger or consolidation with an "interested stockholder," or an affiliate or associate of the "interested stockholder," or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an "interested stockholder," or any affiliate or associate of an "interested stockholder," of assets of the resident domestic corporation, or any subsidiary of a resident domestic corporation: (a) having an aggregate market value equal to 5% or more of the aggregate market value of all the assets of the corporation, (b) having an aggregate market value equal to 5% or more of the aggregate market value of all outstanding shares of the corporation, or (e) representing 10% or more of the earning power or net income of the corporation. "Interested stockholder" means the beneficial owner, directly or indirectly, of 10% or more of the voting power of the corporation, or an affiliate or associate of the corporation that, at any time within three years immediately before the date in question was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the corporation.

     Effective October 1, 1993, the corporation may not engage in a combination with an interested stockholder after the expiration of three years after the interested stockholder acquired his shares, unless the combination or purchase of shares by the interested stockholder is approved by the corporation's board of directors before the interested stockholder acquired his shares. If such board of directors' approval is not obtained, the combination may be approved by a majority of the disinterested stockholders no earlier than three years following the date of the interested stockholder's acquisition of the shares.
A combination engaged in with an interested stockholder of the corporation more than three years after the date that the stockholder acquired his shares may be permissible if (a) the consideration to be received by all of the disinterested holders of outstanding common shares of the corporation is at least equal to the higher of (i) the highest price per share paid by the interested stockholder within three years immediately preceding the date of the announcement of the combination, or within three years immediately before, or in, the transaction in which he became an interested stockholder, whichever is higher, plus interest compounded annually, less dividends paid, but no more may be subtracted than the amount of interest or (ii) the market value per common share on the date of the announcement of the combination or the interested stockholder's acquiring shares, plus interest compounded annually, less dividends paid, but no more may be subtracted than the amount of interest, or
(b) if, in the case of shares other than common shares, the consideration to be received by all of the disinterested holders of outstanding shares other than common shares of the corporation is at least equal to the highest of (i) the highest price per share paid by the interested stockholder at a time when he was the beneficial owner of 5% or more of the outstanding voting shares of the corporation, for any shares of that class or series of shares acquired by him within three years immediately preceding the date of the announcement of the combination, or within three years immediately before, or in, the transaction in which he became an interested stockholder, whichever is higher, plus interest compounded annually, less dividends paid, but no more may be subtracted than the amount of interest, (ii) the highest preferential amount to which the holders of the class or series are entitled in the event of the voluntary liquidation of the corporation or (iii) the market value per share of the class or series of shares on the date of the announcement of the combination or the interested stockholder's acquiring shares, plus interest compounded annually, less dividends paid, but no more may be subtracted than the amount of interest.


ITEM 2.  PROPERTIES

     In 1995 and 1996, the Company completed substantial improvements to an approximate 140,000 square foot office, manufacturing and assembly, warehouse, and distribution facility in Las Vegas, Nevada which is owned by the Company. The Company has consolidated its administrative, sales, engineering, research and development, meters and graphics, and MSP system support staff at this facility. The Company subleases a portion of its main facility to a third party which will expire at the end of 1997.

     The Company has leased an adjacent 45,000 square foot facility which is occupied by the Company's sign business and has purchased two additional adjacent buildings with approximately 17,000 square feet for expansion.

     The Company also leases three facilities in Las Vegas two of which are subleased to third parties. These leases are not expected to be renewed upon expiration.

     The Company leases regional sales and technical support offices in Sparks, Nevada, and Gulfport, Mississippi, which also houses the Mississippi MSP system monitoring, service and support facility and owns a 6,000 square foot sales and technical support office near Tunica, Mississippi. The Company also leases an approximately 4,500 square foot office in Colorado Springs, Colorado for the TurboPower Software subsidiary. In March, 1997, the Company opened a 12,500 square foot regional office in Atlantic City, New Jersey on a three year lease.

     The Company believes its existing properties, with the exception of possible need for additional smaller regional offices, will be sufficient to meet its current business plans.

ITEM 3.  LEGAL PROCEEDINGS

     In December, 1996, a class action complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. The complaint alleges that the market price of the Company's common stock was artificially inflated during the class period due to misrepresentations and omissions in press releases and other statements made by Company's executives to the investing public. Management believes this claim to be without merit and intends to vigorously defend this action. While the outcome of the matter described above is not presently determinable, management does not expect that the outcome will have material adverse effect on the Company's results of operations, financial position, or cash flows.

     The Company and its subsidiaries are also involved from time to time in various claims and legal actions arising in the ordinary course of business including, but not limited to, claims brought by patrons of the Company's MSP games wherein the patron may allege the winning of jackpot awards or some multiple thereof. Management believes that the likelihood of success by those making such claims are remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole. However, the ultimate outcome of a patron dispute matter or other legal matters are not predictable and a negative ruling against the Company could have a substantial material adverse effect on the Company's financial statements taken as a whole.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

     The Company's Common Stock has been traded on the NASDAQ National Market under the symbol CSDS since April 5, 1993. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for the Common Stock, as reported on the NASDAQ National Market. The following sale prices have been adjusted to reflect a 3-for-2 stock split effected on October 11, 1995 and an additional 3-for-2 stock split effected on February 27, 1996.


                                            High      Low
                                           ------    -----
1995

    First Quarter .......................  $ 8.00    $5.11
    Second Quarter ......................    6.89     5.11
    Third Quarter .......................   13.56     6.22
    Fourth Quarter ......................   17.83     9.89

1996
    First Quarter .......................   21.00    11.50
    Second Quarter ......................   19.38    12.50
    Third Quarter .......................   20.13    12.50
    Fourth Quarter ......................  $20.13   $ 6.25


     On March 19, 1997, the last reported sale price of the Common Stock was $5.00. As of March 19, 1997, the Company had approximately 366 holders of record.

     The Company has never declared or paid any cash dividends on its Common Stock and the Board of Directors intends to retain all earnings, if any, for the use in the Company's business for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected data presented below should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected data presented below under the captions "Selected Income Statement Data" for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 and "Selected Balance Sheet Data" as of the end of each of the years in the five-year period ended December 31, 1996, are derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996 and the report thereon, are included elsewhere in this Form 10-K. All share and per share data have been adjusted for a 3-for-2 stock split effected on October 11, 1995 and an additional 3-for-2 stock split effected on February 27, 1996 to shareholders of record as of February 20, 1996.

     In April, 1996, the Company acquired 100% of the outstanding common stock of Imageworks, Inc. The acquisition has been accounted for as a pooling-of-interests combination, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the results of operations of Imageworks, Inc.




                                                                    FISCAL YEARS ENDED DECEMBER 31,
                                                                    -------------------------------
                                                1996             1995              1994             1993              1992
                                                ----             ----              ----             ----              ----
SELECTED INCOME STATEMENT DATA:
    Total revenues                          $ 70,870,875      $32,893,502      $ 27,297,075      $11,150,029      $2,372,136
    Total costs and expenses                  68,900,757       26,652,511        18,086,753        6,382,623       1,583,533
                                            ------------      -----------      ------------      -----------      ----------
    Income loss from operations                1,970,118        6,240,991         9,210,322        4,767,406         788,603
    Total other income (expense)               5,076,656          884,917           879,833          126,728        (28,420)
                                            ------------      -----------      ------------      -----------      ----------
    Income loss before income taxes            7,046,774        7,125,908        10,090,155        4,894,134         760,183
    Income taxes (1)                           2,232,192        2,394,214         3,555,000        1,626,000            ----
                                            ------------      -----------      ------------      -----------      ----------
    Net income loss (1)                     $  4,814,582      $ 4,731,694      $  6,535,155      $ 3,268,134      $  760,183
                                            ============      ===========      ============      ===========      ==========
    Net income loss (1) per common
    share (1)                               $       0.28            $0.34             $0.50      $      0.33      $     0.10
                                            ============      ===========      ============      ===========      ==========
    Shares used in per share calculations     17,485,000       13,876,000        13,114,000        9,807,730       7,931,250
                                            ============      ===========      ============      ===========      ==========
SELECTED BALANCE SHEET DATA:

    Cash and cash equivalents               $ 21,482,173      $13,156,998      $14,083,024       $3,832,020       $  559,183
    Working capital                         $ 58,226,061      $23,136,362      $29,950,318       $7,678,297       $  799,472
    Total assets                            $125,422,344      $60,307,019      $43,296,252       $9,123,380       $1,180,815
    Total liabilities                       $ 22,245,801      $12,239,496      $ 1,567,190       $  528,055       $  574,560
    Total term debt                         $  4,482,346      $ 4,304,004      $   587,911               --               --
    Total shareholders' equity              $103,176,543      $48,067,523      $41,141,151       $8,595,325       $  606,255

(1) Through December 31, 1992, the Company operated as an S corporation for income tax purposes. The pro forma income taxes that would have been reported if the Company had been subject to federal income taxes during the year ended December 31, 1992 would have been $176,980, the pro forma net income would have been $583,203, and the pro forma net income per share would have been $0.07.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

GENERAL

     Casino Data Systems is a leading designer and manufacturer of technology-driven products for the gaming industry. The Company was founded in 1990 to develop and manufacture casino slot accounting systems. Since 1990, the Company has expanded its original slot accounting system into a casino-wide management information system. In 1992, the Company developed its first generation of multi-site link progressive ("MSP") systems technology which links gaming machines in different casinos to allow patrons to compete for large, lifestyle-changing progressive jackpots. In 1993 and 1994, the Company developed the next generation of MSP systems technology capable of supporting a large capacity state-wide MSP system, and designed the Cool Millions MSP system, which it launched in Mississippi in November 1994. The Company also expanded and diversified its business and augmented its ability to design, manufacture and customize gaming machines and MSP systems by acquiring graphics, signs and software businesses in 1994 and 1995. In 1995, the Company introduced its Cool Millions MSP system in Nevada on a test basis in May and commenced state-wide rollout in August. The Company also established its Video Interactive Gaming Division in 1995 to develop innovative gaming devices. This division jointly developed Caribbean Stud video poker in 1995 with CTI and jointly developed Million Coin Poker in 1996 with Best Bet Products. In January 1996, the Company entered into the Telnaes Agreements to obtain certain non-exclusive rights to use the Telnaes Technology. The Telnaes Technology can be used in reel spinning slot machines to create the high odds necessary to allow large progressive jackpots and is intended to be used by the Company in its MSP systems.

     The Company's strategic objective is to be the leading innovative designer and manufacturer of a diversified line of technology-driven products for the gaming industry. The Company has grown and diversified its product portfolio through investment in research and development. The Company invested $3.1 million on research and development in 1996 and $2.9 million in 1995. These investments have enabled the Company to develop significant enhancements to its OASIS II system, develop a new version of its meter product, establish manufacturing capability, and to explore the creation and development of new and innovative video interactive gaming devices.

     The Company's selling, general, and administrative expenses increased in 1996 to $21.0 million, which represented 30% of total revenues compared with $8.8 million in 1995, which represented 27% of total revenues. The increase is primarily attributable to increases in personnel, marketing and advertising and facility costs resulting from the expansion and rollout of MSP operations in Mississippi, Nevada and Native American lands in 1996. The increase in selling, general and administrative expenses also reflects costs associated with the addition of technical staff to support the expanding base of OASIS II system customers, the addition of experienced gaming marketing and operations executives, and the establishment of the Company's CDS Games Division.

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

Systems and Products

     The Company experienced an increase in OASIS II systems sales in fiscal 1996 compared to fiscal 1995. Among the key factors affecting the receipt of new OASIS II systems orders are the rate of growth in the gaming industry, replacement of existing systems, a broadened product line, and continued acceptance of casino information management systems by the casino customers. The Company does not expect that such favorable results will be repeated in fiscal 1997 and may see sales declines in this business segment. The continued expansion of gaming markets is dependent upon political, legal and other factors which are beyond the control of the Company. Notable quarterly variations in revenue and income may occur while casino management information systems constitute a primary source of revenue.

     The addition of new software modules to the OASIS II system, such as ProTURBO, SlotHOST and Maintenance Monitor, increased the portion of OASIS II system revenues attributable to software. The Company intends to continue to add new software modules to further increase the functionality of the OASIS II system. The Company is developing a Windows version of the OASIS II system and several additional software modules. These new products will further increase the portion of system revenues generated from software sales which could increase the overall gross margins on OASIS II system sales. However, no assurance can be made that the Company will successfully complete such products.

Progressive Operations

     The Company introduced its first MSP system, Cool Millions, in Mississippi
in November 1994 and in Nevada in May 1995.    The Company introduced its Cool
Millions Quarters product in Nevada in April 1996 and in Mississippi in June 1996. The Company also introduced its Cool Millions and Cool Millions Quarters products in Native American lands in August 1996. An MSP system links slot machines at various locations electronically to a central monitoring system operated by the Company. The Company installs Cool Millions slot machines, signage, and required communications equipment within each participating casino in a jurisdiction at virtually no cost to the casino operator. The Company derives revenues from the operation of its MSP systems by billing individual casino operators on a fixed percentage basis of the coin-in or handle of the games at the respective location. The Company maintains ownership of the Cool Millions equipment placed in casinos and depreciates such assets over 3 to 7 years. The Company is responsible for paying the primary and secondary jackpots awarded by the machines. The Company pays the first million coins of the progressive jackpot immediately and pays the remainder in an annuity.

     Caribbean Stud video poker was introduced in Nevada in a field trial in April 1996 and in Mississippi in September 1996. The Company received final product approval in Nevada in September, 1996, and continues its field trial in Mississippi. Caribbean Stud video poker machines are installed at virtually no cost to the casino. The Company is responsible for the primary and secondary jackpots, and derives revenue only from optional progressive coin wagers. The primary jackpot is paid in twenty equal, annual installments. While casinos have experienced positive results, Caribbean Stud video poker has performed significantly below Company revenue and profit expectations. The fixed royalty payment to CTI was based on the original Company expectations. The Company's business partner is currently seeking gaming licensing in Nevada which would allow the business partner to form a joint venture with the Company. Upon formation of the joint venture the Company would no longer pay its business partner the fixed royalty payment. The Company is evaluating the Caribbean Stud video poker product and the agreement with CTI to determine the best course of action for the Company. Although the results of the licensing hearing or the possible contract renegotiations cannot be predicted, the outcome of these events will likely have a material impact to the Company.

     In the second quarter of 1996, the Company enhanced its MSP system software to permit its MSP system central monitoring facilities to monitor data from multiple MSP systems, including Cool Millions, Cool Millions Quarters and Caribbean Stud MSP systems. The multi-game MSP system allows the Company to add new games to existing MSP systems at a lower incremental cost by allowing one central site to monitor MSP systems for several game links.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

  Total Revenues

     Total revenues increased from $32,893,502 for the year ended December 31, 1995, to $70,870,875 for the same period in 1996, an increase of $37,977,373 or 115%. The increase in total revenues is primarily attributable to an increase in the sale of OASIS II systems and products from $19,351,830 for the year ended December 31, 1995, to $36,156,385 for the year ended December 31, 1996, and the increase in MSP revenues from $8,233,125 for the year ended December 31, 1995, to $23,703,094 for the year ended December 31, 1996. Revenues from the sale of graphics, signs and software also increased from $5,308,547 for the year ended December 31, 1995, to $8,579,701 for the year ended December 31, 1996. Revenues from the sale of video poker machines, a new product in 1996, totaled $2,431,695.

  Costs and Expenses

     Cost and expenses increased from $26,652,511 for the year ended December 31, 1995, to $68,900,757 for the same period in 1996, an increase of $42,248,246. Total costs and expenses, excluding cost of goods sold, increased as a percentage of total revenues from 40% for the year ended December 31, 1995, to 43% for the same period in 1996. Cost of goods sold increased from $13,626,488 for the year ended December 31, 1995, to $38,619,684 for the same period in 1996. Gross profit as a percentage of total revenues decreased from 59% for the year ended December 31, 1995, to 46% for the same period in 1996. The decrease in gross margin is primarily attributable to an increase in the proportion of revenue provided by the Company's MSP operations and the initial sale of video poker machines which carry generally lower margins compared to the Company's historical results. Gross margin from the Company's MSP operations were adversely impacted by the negative results of Caribbean Stud video poker. Gross margin from the sale of OASIS systems also decreased due to an increase in the cost of certain components and an approximate $1,800,000 charge related to inventory obsolescence and shrinkage. The Company anticipates a continued decrease in its gross margin as revenues from its MSP systems operations, sale of gaming devices and meters, signs and graphics subsidiary account for a greater portion of the Company's total revenue.

     Selling, general and administrative expenses increased from $8,781,040 for the year ended December 31, 1995, to $21,004,297 for the same period in 1996, an increase of $12,223,257. The increase is primarily attributable to the following factors: (i) increased personnel and associated payroll and occupancy expenses necessary to establish the CDS Games division and regional sales and support offices, (ii) increased marketing and advertising expenses primarily relating to the roll-out of Cool Millions Quarters and introductions of Cool Millions products in Native American lands and (iii) the additional selling, general and administrative expenses for the expansion of the signs and software businesses. Selling, general and administrative expenses as a percentage of total revenues increased from 27% for the year ended December 31, 1995, to 30% for the same period in 1996.

     The provision for doubtful accounts increased to $2,792,747 for the year ended December 31, 1996, as compared to $88,848 for the same period in 1995. The increase was primarily attributed to a significant receivable from a customer that filed for bankruptcy subsequent to December 31, 1996, combined with an overall increase in accounts receivable related to the increased sales over the year ended December 31, 1996, compared to 1995.

     Research and development expenses increased from $2,883,296 for the year ended December 31, 1995, to $3,113,599 for the same period in 1996, an increase of $230,303. Research and development expenses as a percentage of total revenues decreased from 9% for the year ended December 31, 1995, to 4% for the same period in 1996. The Company capitalized $641,629 of software development costs for the year ended December 31, 1995, as compared to $2,316,395 for the same period in 1996. The Company will continue to invest substantial assets in research and development as it is committed to developing and producing technologically innovative products.

     Depreciation and amortization increased from $1,272,839 for the year ended December 31, 1995, to $3,370,430 in 1996, an increase of $2,097,591. The increase is primarily attributable to a greater number of gaming devices placed in service. Depreciation and amortization will continue to increase as games are placed in service by MSP operations.

  Other Income (Expense)

     Other income (expense) is primarily comprised of net earnings on investments, interest expense, rental income, and non-recurring payments that are not the result of normal operations. Other income increased from $958,368 for the year ended December 31, 1995 to $5,558,039 for the same period in 1996 due primarily to a one-time payment from International Game Technology relating to a multi-faceted agreement between IGT and the Company. Interest expense increased from $73,451 for the year ended December 31, 1995 to $481,383 for the same period in 1996 due to increased borrowings.

  Net Income

     Net income increased from $4,731,694 for the year ended December 31, 1995, to $4,814,582 for the same period in 1996, an increase of $82,888. Net income as a percentage of revenues decreased from 14% for the year ended December 31, 1995, to 7% for the same period in 1996. The decrease is primarily attributable to (i) the charge for the provision for doubtful accounts and inventory obsolescence and shrinkage (ii) the increase in revenues from MSP operations and the sale of video poker machines which have traditionally lower margins, and (iii) an increase in selling, general and administrative costs.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

  Total Revenues

     Total revenues increased from $27,297,075 for the year ended December 31, 1994, to $32,893,502 for the same period in 1995, an increase of $5,596,427 or 21%. The increase in total revenues is primarily attributable to $8,233,125 from the expansion of the Company's MSP operations in Mississippi and Nevada and approximately $1,800,000 in additional revenues generated by signs and software businesses acquired during 1995. Revenues from OASIS II systems, graphics, signs, and software decreased from $26,885,488 for the year ended December 31, 1994 to $24,660,377 for the same period in December 31, 1995. The decrease in revenues from OASIS II system graphics, signs, and software is primarily attributable to the decline in the rate of growth in the gaming industry in 1995 as compared to 1994.

  Costs and Expenses

     Cost and expenses increased from $18,086,753 for the year ended December 31, 1994, to $26,652,511 for the same period in 1995, an increase of $8,565,758. Total costs and expenses, excluding cost of goods sold, increased as a percentage of total revenues from 28% for the year ended December 31, 1994, to 40% for the same period in 1995. Cost of goods sold increased from $10,364,436 for the year ended December 31, 1994, to $13,626,488 for the same period in 1995. Gross margin decreased from 62% for the year ended December 31, 1994, to 59% for the same period in 1995. The decrease in gross margin is primarily attributable to the increase in revenue contributed by the Company's MSP system operations in relation to total revenues. Gross margin from the Company's MSP systems operations is generally lower than the gross margins contributed by its other products.

     Selling, general and administrative expenses increased from $5,629,005 for the year ended December 31, 1994, to $8,781,040 for the same period in 1995, an increase of $3,152,035. The increase is primarily attributable to the following factors: (i) increased personnel and associated payroll and occupancy expenses necessary to establish the Nevada MSP operations, the Video Interactive Gaming Division, and regional sales and support offices, (ii) increased marketing and advertising expenses primarily relating to MSP system operations and (iii) the additional selling, general and administrative expenses of the signs and software businesses that were acquired during 1995. Selling, general and administrative expenses as a percentage of total revenues increased from 21% for the year ended December 31, 1994, to 27% for the same period in 1995.

     Research and development expenses increased from $1,733,605 for the year ended December 31, 1994, to $2,883,296 for the same period in 1995, an increase of $1,149,691. Major expenditures during 1995 included the development of (i) additional OASIS II system products; (ii) the PitBOSS pit, cage, and credit system; (iii) the VIG-I video interactive gaming platform and the Caribbean Stud video poker machine; (iv) the multi-game MSP system software and (v) further refinements and enhancements to its progressive meter systems.
Research and development expenses as a percentage of total revenues increased from 6% for the year ended December 31, 1994, to 9% for the same period in 1995.

     Depreciation and amortization increased from $359,707 for the year ended December 31, 1994, to $1,272,839 for the same period in 1995, an increase of $913,132. This increase was primarily attributable to the increased number of gaming devices placed in service in 1995 and to a full year of depreciation from the Las Vegas corporate headquarters.

  Other Income (Expense)

     Other income (expense) is primarily comprised of net earnings on investments, interest expense, rental income and non-recurring payments that are not the result of normal operations. Interest and other income increased from $922,422 for the year ended December 31, 1994, to $958,368 for the same period in 1995, due to an increase in cash available for investment. Interest expense increased from $42,589 for the year ended December 31, 1994 to $73,451 for the same period in 1995, due to increased borrowings.

  Net Income

     Net income decreased from $6,535,155 for the year ended December 31, 1994, to $4,731,694 for the same period in 1995, a decrease of $1,803,461. The decrease in net income was attributable to the decrease in revenue from higher gross margin OASIS II systems and product sales and increased revenues from lower gross margin MSP system operations. The decrease was further attributable to the decrease in operating margin as the Company increased research and development expenses and selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company to date has financed its operating and capital expenditures through cash flows from its operations, and cash from proceeds from its equity offerings, investment activities and borrowings. The Company had cash and cash equivalents of $21,482,173 at December 31, 1996, as compared to $13,156,998 at December 31, 1995.

     The Company used $9,800,811 of cash for operations during the year ended December 31, 1996, compared to cash generated from operations of $6,293,470 during the same period of 1995. The most significant factors contributing to the use of operating cash were the increase in accounts receivable due to higher sales activity and slower collections and the increase in inventories related Oasis and to video poker machine production.

     The Company's 1996 investing activities included $16,489,321 to purchase slot machines and related equipment for its MSP operations and two new buildings to be used in operations; $3,658,465 for the purchase of certain intangible assets, including the Telnaes patent; $2,316,395 investment in software development; and $6,802,259 invested in held-to-maturity securities. These investment activities were funded by proceeds from the issuance of common stock and resulted in a net decrease of $29,266,440 in cash. During 1996, the Company obtained $2,078,567 constituting proceeds from an equipment financing transaction with a commercial lender and $47,214,084 in cash from the sale of the Company's Common Stock in a public offering and to its employees through its 1993 Employee Stock Option and Compensation Plan.

     Certain jurisdictions in which MSP systems operate require that the Company maintain allocated funds or instruments to guarantee payment of jackpot prizes. The amount of funds required is dependent upon several factors such as the type and denomination of games and the local regulatory requirements. At December 31, 1996, the Company's accrued slot liability for its MSP systems aggregated approximately $12,100,000, and the unaccrued slot liability was approximately $2,300,000. The unaccrued slot liability is the amount of the initial primary jackpots that have not been fully accrued. In connection with this slot liability and in accordance with gaming requirements, the Company established segregated cash accounts aggregating approximately $12,000,000 at December 31, 1996 to ensure availability of adequate funds to pay this liability. The Company also has approximately $5,000,000 segregated as of December 31, 1996, for the payment of jackpots already won. Although statistically remote, a possibility exists that multiple jackpots may be hit prior to the time period over which game play has generated sufficient revenue to accrue each jackpot reset amount. Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

     During May 1996, the Company entered into a $20,000,000 revolving line of credit ("line of credit") with U.S. Bank of Nevada which expires in May, 1997. The line of credit is secured by the Company's accounts receivable, inventory and general intangibles. The line of credit bears interest at a variable rate equal to the bank's base rate, which was 8.25% on December 31, 1996. There were no amounts outstanding under the line of credit at December 31, 1996. Advances under the line are limited to a multiple of the Company's earnings before interest, taxes, depreciation, and amortization over the past four quarters and are also subject to maintenance of certain financial covenants and ratios. The Company has reserved $5 million of this line of credit to secure an irrevocable letter of credit pursuant to the equipment financing transaction described below.

     The Company has financed certain equipment under agreements for an aggregate amount of $4,382,443. These equipment agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three year letter of credit securing payment in the amount of 50% of the outstanding principal balance.

     As of December 31, 1996, the Company had paid $3,199,412 in cash and issued 166,962 unregistered shares of Common Stock, with a value of $1,733,234, in connection with the acquisition of the Telnaes Technology pursuant to the Telnaes Agreements. Under a multi-faceted agreement, IGT granted CDS a fully paid, nontransferable (including change of control limitation), and royalty free license under the Telnaes patent in exchange for CDS and certain companies granting to IGT all their respective rights under the Telnaes patent.

     In November, 1996, the Company entered into an agreement with a third party requiring that the Company pay $330,000 in monthly installments through March 1998 in exchange for enhancements to a series of the Company's newly developed slot machine products anticipated for submission to gaming regulatory agencies during 1997.

     The Company's ratio of current assets to current liabilities increased from 4.3 to 1 at December 31, 1995 to 6.5 to 1 at December 31, 1996, while the noncurrent liabilities to equity ratio remained constant at .11 to 1. Based on this financial position, the Company believes it could obtain additional long-term financing for anticipated growth that may result in working capital additions that exceed available cash and cash equivalents, cash to be provided by operations, and funds available under its line of credit. However, there can be no assurance that the Company will be able to obtain additional sources of capital during 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share". This Statement's objective is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more comparable to international earnings per share standards. While management believes that this recently issued standard will impact the preparation of the consolidated financial statements, the adoption will not have a material effect on the consolidated financial statements. This statement is effective for financial statements for periods ending after December 15, 1997, including interim periods: earlier application is not permitted. This Statement requires restatement of all prior period earnings per share data presented.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-K, contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, without limitation, the following: statements regarding the rate of future growth and acceptance of gaming in domestic and international markets; statements regarding the addition, expansion, and completion of new casinos; legislative rules and regulatory mandates impacting the Company's product approvals; demand by casinos and acceptance by customers of the Company's existing and future products; loss of key executives or employees; approval of pending patent applications or infringement upon existing patents; maintenance and growth of multi-site progressive operations; changes in interest rates causing a reduction in investment income and increasing associated costs of the Company's MSP operations; unfavorable determinations of suitability or licensing by regulatory agencies; adverse results of significant litigation matters; successful completion of product development; and successful sales and distribution of products against competitors who have significantly greater financial and market strength than the Company.

     In addition, statements containing expressions such as "plans", "believes", "anticipates", or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Form 10-K and Form 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Many of the foregoing factors have been discussed in the Company's prior filings and, had the amendments to the Securities Act of 1933 and Securities Act of 1934 become effective at a different time, would have been discussed in a earlier filing.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                          PAGE

    Independent Auditors' Report                                        F-1

    Consolidated Balance Sheets as of December 31, 1996 and 1995        F-2

    Consolidated Statements of Operations for the years ended
    December 31, 1996, 1995 and 1994                                    F-4

    Consolidated Statements of Shareholders' Equity for the years
    ended December 31, 1996, 1995 and 1994                              F-5

    Consolidated Statements of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994                                    F-7

    Notes to Consolidated Financial Statements                          F-8



FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY DATA

     Financial statement schedules and supplementary data have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements and related notes.

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation" in the Company's 1997 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's year ended December 31, 1996 and forwarded to stockholders prior to the Company's 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"), is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information in the 1997 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Director Compensation," is incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 1997 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof" to, but not including, the caption "Election of Directors," is incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the 1997 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements:

         Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)   Consolidated Financial Statement Schedule:

         Note Applicable

(a)(3)   Exhibits:

3.1 Articles of Incorporation, as amended (incorporated herein by reference to the Company's Form 10-K for the year ended
         December 31, 1994).

3.2 By-laws (incorporated herein by reference to the Company's registration Statement on Form SB-2 (File No. 33-59148LA)).

10.1 1993 Employee Stock Option and Compensation Plan, as amended (incorporated herein by reference to the Company's Registration Statement on Form SB-2 (File No. 33-59148LA)).+

10.2 1994 Non-Employee Director Option Plan (incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated
         June 13, 1995).+

10.3 Employment Agreement dated as of January 27, 1997 between Steven A. Weiss and Casino Data Systems.*+

10.4 Employment Agreement dated as of January 27, 1997 between Daniel N. Copp and Casino Data Systems.*+

10.5 Employment Agreement dated as of January 27, 1997 between Diana L. Bennett and Casino Data Systems.*+

10.6     Cross-License and Development Agreement dated as of February 5, 1996.*

10.7 Letter of Intent Agreement dated November 22, 1996 between Casino Data Systems and Prolific Publishing, Inc.

21       Subsidiaries of the Registrant.*

23.1     Consent of KPMG Peat Marwick LLP.

27.1     Financial Data Schedule


* Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-1114)
+        Executive Compensatory Plan or Arrangement

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASINO DATA SYSTEMS



By:  /s/ Daniel N. Copp
------------------------------------------
     Daniel N. Copp
     Chief Executive Officer

By:  /s/ Diana L. Bennett
------------------------------------------
     Diana L. Bennett
     President and Chief Operating Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                        Title                           Date


/s/  Steven A. Weiss       Chairman of the Board and            March 26, 1997
--------------------       President of Research and
Steven A. Weiss              Development Division



/s/ Daniel N. Copp        Chief Executive Officer and           March 26, 1997
--------------------               Director
Daniel N. Copp            (principal executive officer)



/s/ Diana L. Bennett     President, Chief Operating Officer     March 26, 1997
--------------------              and Director
Diana L. Bennett          (principal financial officer)


/s/ Russell C. Mix            Senior Vice President,            March 26, 1997
--------------------        General Counsel, Secretary
Russell C. Mix                    and Director



/s/ William M. Mower                Director                    March 26, 1997
--------------------
William M. Mower


/s/ Phil E. Bryan                   Director                    March 26, 1997
--------------------
Phil E. Bryan


/s/ Ron M. Rowan              Corporate Controller
--------------------     (principal accounting officer)         March 28, 1997
Ronald  M. Rowan

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
Casino Data Systems:

We have audited the accompanying consolidated balance sheets of Casino Data Systems and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casino Data Systems and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        /S/ KPMG Peat Marwick LLP


Las Vegas, Nevada
March 24, 1997

                      CASINO DATA SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                             DECEMBER 31,
                                                                                    -----------------------------
                                    ASSETS                                              1996              1995
                                                                                    ------------      -----------
Current assets:
  Cash and cash equivalents, including restricted amounts of approximately
    $12,000,000 and $6,000,000 in 1996 and 1995, respectively                       $ 21,482,173      $13,156,998
  Investment securities, including restricted amounts of approximately
    $444,000 in 1996                                                                     844,303               --
  Accounts receivable, net of allowance for doubtful accounts of
    $2,367,747 and $88,848 in 1996 and 1995, respectively                             20,369,624        6,802,151
  Due from related party, net of allowance for doubtful accounts of
    $500,000 in 1996                                                                   2,512,143        1,055,665
  Current portion of notes receivable                                                  3,520,542        1,827,878
  Income tax receivable                                                                1,288,561               --
  Inventories                                                                         15,219,571        5,314,410
  Deferred tax asset                                                                   2,261,877          581,549
  Prepaid expenses and other current assets                                            1,265,601        1,378,790
                                                                                    ------------      -----------
               Total current assets                                                   68,764,395       30,117,441

Property and equipment, net                                                           35,435,854       21,742,425
Investment securities, including restricted amounts of approximately
  $4,474,000 in 1996                                                                   5,957,956               --
Notes receivable, excluding current portion                                            1,280,321        2,114,343
Intangible assets, net                                                                 9,539,254        4,667,357
Software development costs, net of accumulated amortization of $54,736 in 1996         2,903,288          641,629
Deposits                                                                                 425,331        1,023,824
Deferred tax asset                                                                     1,115,945               --
                                                                                    ------------      -----------
               Total assets                                                         $125,422,344      $60,307,019
                                                                                    ============      ===========


                      CASINO DATA SYSTEMS AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (CONTINUED)



                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion long-term debt                                                  $  2,032,187       $ 1,282,233
   Accounts payable                                                                   2,939,888         2,511,556
   Accrued expenses and customer deposits                                             2,691,341         1,804,238
   Accrued slot liability                                                             2,874,918         1,383,052
                                                                                   ------------       -----------
           Total current liabilities                                                 10,538,334         6,981,079
                                                                                   ------------       -----------
Noncurrent liabilities:
   Long-term debt, excluding current portion                                          2,450,159         3,021,771
   Accrued slot liability                                                             9,257,308         2,161,178
   Deferred tax liability                                                                    --            75,468
                                                                                   ------------       -----------
           Total noncurrent liabilities                                              11,707,467         5,258,417
                                                                                   ------------       -----------
Commitments and contingencies
Shareholders' equity:
   Common stock, no par value.  Authorized 100,000,000 shares; issued and
     outstanding 18,033,647 shares in 1996 and 13,737,490 shares in 1995             83,624,448        33,330,010
   Retained earnings                                                                 19,552,095        14,737,513
                                                                                   ------------       -----------
           Total shareholders' equity                                               103,176,543        48,067,523
                                                                                   ------------       -----------
           Total liabilities and shareholders' equity                              $125,422,344       $60,307,019
                                                                                   ============       ===========


See accompanying notes to consolidated financial statements

                      CASINO DATA SYSTEMS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                               YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------
                                                   1996                1995                 1994
                                                 ----------         -----------          -----------
Revenues:
  Systems and product sales                     $47,167,781         $24,660,377          $26,885,488
  Progressive operations                         23,703,094           8,233,125              411,587
                                                 ----------         -----------          -----------
                                                 70,870,875          32,893,502           27,297,075

Costs and expenses:
  Cost of goods sold                             38,619,684          13,626,488           10,364,436
  Selling, general and administrative            21,004,297           8,781,040            5,629,005
  Provision for doubtful accounts                 2,792,747              88,848                   --
  Research and development                        3,113,599           2,883,296            1,733,605
  Depreciation and amortization                   3,370,430           1,272,839              359,707
                                                 ----------         -----------          ----------
              Total costs and expenses           68,900,757          26,652,511           18,086,753

              Income from operations              1,970,118           6,240,991            9,210,322
                                                 ----------         -----------          ----------
Other income (expense):
  Interest and other income                       5,558,039             958,368              922,422
  Interest expense                                 (481,383)            (73,451)             (42,589)
                                                 ----------         -----------          -----------
              Total other income (expense)        5,076,656             884,917              879,833

  Income before income taxes                      7,046,774           7,125,908           10,090,155
              Income tax provision                2,232,192           2,394,214            3,555,000
                                                -----------         -----------          -----------
              Net income                        $ 4,814,582         $ 4,731,694          $ 6,535,155
                                                ===========         ===========          ===========
Net income per common share                     $      0.28         $      0.34          $      0.50
                                                ===========         ===========          ===========
Shares used in per share calculations            17,485,000          13,876,000           13,114,000
                                                ===========         ===========          ===========



See accompanying notes to consolidated financial statements

                      CASINO DATA SYSTEMS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                         COMMON STOCK
                                    ----------------------      DEFERRED      TREASURY       RETAINED
                                     SHARE         AMOUNT       DISCOUNT        STOCK        EARNINGS         TOTAL
                                   ----------    ---------     ----------    -----------    -----------    -----------
Balance at December 31, 1993,
  as previously reported           10,492,313     5,374,661    $(250,000)    $        --    $ 3,470,664    $ 8,595,325
Adjustments for Imageworks,
  Inc. pooling of interests            27,000        24,950           --              --             --         24,950
                                   ----------    ----------    ---------     -----------    -----------    -----------
Balance at December 31, 1993,
  as restated                      10,519,313     5,399,611     (250,000)             --      3,470,664      8,620,275
Issuance of common stock            3,114,000    29,944,190           --              --             --     29,944,190
Issuance of common stock,
  pursuant to employee stock
  option plan                          53,212       152,437           --              --             --        152,437
Issuance of common stock
  pursuant to underwriter's
  warrants                            219,375       585,000           --              --             --        585,000
Purchase of treasury stock,
  at cost                                  --            --           --      (4,920,574)            --     (4,920,574)
Net income                                 --            --           --              --      6,535,155      6,535,155
Deferred discount, earned and
  charged to operations                    --            --      224,667              --             --        224,667
                                   ----------    ----------    ---------     -----------    -----------    -----------
Balance at December 31, 1994       13,905,900    36,081,238      (25,333)     (4,920,574)    10,005,819     41,141,150
Issuance of common stock,
  pursuant to employee stock
  option plan                         236,590     1,162,106           --              --             --      1,162,106
Income tax benefits derived
  from exercise of stock options           --       657,240           --              --             --        657,240
Issuance of common stock pursuant
  to purchase of TurboPower
  Software Company                    112,500       350,000           --              --             --        350,000
Retirement of shares held in
  treasury                           (517,500)   (4,920,574)          --       4,920,574             --
Net income                                 --            --           --              --      4,731,694      4,731,694
Installment sale discount,
  additional capital                       --            --       25,333              --             --         25,333
                                   ----------    ----------    ---------     -----------    -----------    -----------


                      CASINO DATA SYSTEMS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (CONTINUED)




Balance at December 31, 1995             13,737,490    33,330,010         --           --        14,737,513        48,067,523
Issuance of common stock,
  pursuant to employee stock
  option plan                               334,195     1,989,345         --           --               --          1,989,345
Income tax benefits derived
  from exercise of stock options                 --     1,347,120         --           --               --          1,347,120
Issuance of common stock,
  pursuant to purchase of
  Telnaes patent                            166,962     1,733,234         --           --               --          1,733,234
Issuance of common stock                  3,795,000    45,224,739         --           --               --         45,224,739
Net income                                       --            --         --           --        4,814,582          4,814,582
                                         ----------   -----------    --------  ----------      -----------       ------------
Balance at December 31, 1996             18,033,647   $83,624,448    $    --   $       --      $19,552,095       $103,176,543
                                         ==========   ===========    ========  ==========      ===========       ============

See accompanying notes to consolidated financial statements

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------------
                                                                        1996               1995               1994
                                                                    ------------       ------------       ------------
Cash flows from operating activities:
  Net income                                                         $ 4,814,582        $ 4,731,694        $ 6,535,155
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                    3,370,430          1,272,839            359,707
      Deferred income taxes                                           (2,871,741)          (414,081)           (95,000)
      Installment sale discount, additional capital                           --             25,333            224,667
      Tax benefit derived from exercised options by grantees           1,347,120            657,240                 --
      Provision for accounts receivable                                2,792,747             88,848                 --
      Changes in assets and liabilities:
        Increase in accounts and notes receivable                    (18,675,340)        (3,420,942)        (6,167,005)
        Increase in income tax receivable                             (1,288,561)                --                 --
        Increase in inventories                                       (9,905,161)        (1,072,836)        (3,233,155)
        Decrease (increase) in prepaid expenses, other current
        assets and deposits                                              711,682         (1,571,502)          (743,384)
        Increase in accounts payable                                     428,332          2,680,027            195,095
        Increase in accrued expenses, customer deposits and slot
          liability                                                    9,475,099          3,316,850            844,040
                                                                     -----------        -----------        -----------
          Net cash provided by (used in) operating activities         (9,800,811)         6,293,470         (2,079,880)
                                                                     -----------        -----------        -----------
Cash flows from investing activities:
  Purchase of securities held to maturity                             (6,802,259)                --        (26,881,879)
  Sale and maturities of securities held to maturity                          --          5,674,895         22,614,595
  Increase in intangible assets                                       (3,658,465)        (1,700,810)          (299,019)
  Investment in software development                                  (2,316,395)          (641,629)                --
  Payment for purchase of CDS Graphics and Imaging Company,
    net of cash acquired                                                      --                 --           (283,770)
  Payment for purchase of TurboPower Software Company                         --           (600,000)                --
  Payment for purchase of CDS Signs, Inc., net of cash acquired               --         (1,349,700)                --
  Acquisitions of property and equipment                             (16,489,321)       (13,456,517)        (8,315,858)
                                                                     -----------        -----------        -----------
          Net cash used in investing activities                      (29,266,440)       (12,073,761)       (13,165,931)
                                                                     -----------        -----------        -----------
Cash flows from financing activities:
  Purchase of treasury stock                                                  --                 --         (4,920,574)
  Principal payments on related party notes payable                           --                 --           (772,500)
  Principle payments under capital lease obligations                          --                 --           (104,599)
  Borrowings from operating line-of-credit                             1,800,000                 --          1,000,000
  Principal payments on operating line-of-credit                      (1,800,000)                --         (1,000,000)
  Repayment of notes payable                                          (1,900,225)           (23,934)                --
  Proceeds from issuance of note payable                               2,078,567          3,716,093            587,911
  Net proceeds from issuance of common stock                          47,214,084          1,162,106         30,706,577
                                                                     -----------        -----------        -----------
          Net cash provided by financing activities                   47,392,426          4,854,265         25,496,815
                                                                     -----------        -----------        -----------
Net increase (decrease) in cash and cash equivalents                   8,325,175           (926,026)        10,251,004
Cash and cash equivalents at beginning of year                        13,156,998         14,083,024          3,832,020
                                                                     -----------        -----------        -----------
Cash and cash equivalents at end of year                             $21,482,173        $13,156,998        $14,083,024
                                                                     ===========        ===========        ===========


See supplemental information regarding non cash investing and financing activities included in Note 16 to the consolidated financial statements.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) DESCRIPTION OF BUSINESS

    Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of the
    Company: CDS Services Company, CDS Graphics and Imaging Company, CDS Signs, Inc., TurboPower Software Company, and CDS Gaming Company. The Company currently operates in one line of business whose operations consist principally of: (i) the development, licensing and sale of casino management information systems; (ii) the operation of multi-site link progressive (MSP) systems; (iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals and for use by the Company's own software engineers. The Company operates solely in the U. S.

    CDS Services Company was incorporated in June, 1993 to provide direct sales and support to customers in certain gaming jurisdictions where publicly-traded corporations must conduct business through a subsidiary.

    In January 1994, the Company acquired 100% of the outstanding common stock of CDS Graphics and Imaging Company (formerly known as Paradise Graphics, Inc.) for a purchase price of $427,500 in cash ($283, 770 net of cash acquired) and a $772,500 note payable. The note was paid in full in June 1994. The acquisition was accounted for by the purchase method of accounting. The excess of the purchase price over net assets acquired (goodwill) totaled $909,391 and is being amortized using the straight-line method over 15 years. CDS Graphics and Imaging Company produces flat-glass and slot reel graphics for gaming machine manufacturers and manufacturers of coin operated equipment.

    CDS Gaming Company was incorporated in March 1994 to develop and operate computerized multi-site linked progressive systems. The Company derives revenues from the operations of these systems.

    In January 1995, the Company purchased substantially all of the assets of TurboPower Software, a Colorado sole proprietorship for a purchase price of $600,000 in cash and 112,500 restricted shares of the Company's common stock valued at $3.11 per share. The acquisition was accounted for under the purchase method. The excess of the purchase price over net assets acquired (goodwill) totaled $815,000 and is being amortized using the straight-line method over 15 years. TurboPower Software designs, develops, and markets programming tools to professionals.

    In September 1995, the Company purchased 100% of the outstanding voting stock of CDS Signs, Inc. (formerly known as Fifty-Seven Corporation) for a purchase price of $1,350,000 in cash. The acquisition was accounted for under the purchase method. The excess of the purchase price over net assets acquired (goodwill) totaled $1,340,998 and is being amortized using the straight-line

                      CASINO DATA SYSTEMS AND SUBSIDIARIES
method over 15 years. CDS Signs, Inc. designs and manufacturers both indoor and outdoor signage, primarily for casinos.

In April 1996, CDS Graphics and Imaging Company acquired 100% of the outstanding common stock of Imageworks, Inc. for 27,000 restricted shares of the Company's common stock. The acquisition was accounted for as a pooling of interests combination, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the results of operations of Imageworks, Inc.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:


                                                   DECEMBER 31,
                                            ----------------------------
                                               1995            1994
                                            -----------     ------------
REVENUES:
   Casino Data Systems and Subsidiaries     $31,583,986     $27,046,944
   Imageworks, Inc.                           1,309,516         250,131
                                            -----------     -----------
       Combined                             $32,893,502     $27,297,075
                                            ===========     ===========
NET INCOME (LOSS):
   Casino Data Systems and Subsidiaries     $ 4,728,084     $ 6,676,400
   Imageworks, Inc.                               3,610        (141,245)
                                            -----------     -----------
       Combined                             $ 4,731,694     $ 6,535,155
                                            ===========     ===========

Net income per share amounts have not been presented as the effect is not considered material.

(B) CONSOLIDATION POLICY AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Casino Data Systems, CDS Services Company, CDS Graphics and Imaging Company, Inc., CDS Signs, Inc., TurboPower Software Company, and CDS Gaming Company (collectively the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(C) REVENUE RECOGNITION

The Company sells Oasis II systems, meters, and graphics sales on normal credit terms (90 days or less) and installment contracts (generally, less than one year). Revenue from Oasis II system sales is recorded in proportion to work completed using a method that approximates the percentage-of-completion method, or if the contract does not provide for the Company's installation of the system, the sale is recorded upon shipment. Contracts for Oasis II system sales generally specify that the price is to be paid in three or four installments as progress is made toward completion and that final payment under the contract is not made until the expiration of an acceptance period during which time the customer and applicable regulatory authorities may test and approve the Company's Oasis II system. CDS Gaming Company's revenues relate to the operation of the multi-site linked progressive systems, a share of the coins wagered on machines at customer locations and sale of video interactive gaming machines (games). Revenue from game sales is recorded upon shipment.

(D) CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds, auction market preferred stock, and short term securities with original maturities of less than 90 days. These investments are stated at cost, which approximates fair value.

(E) INVESTMENT SECURITIES

The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

(F) INVENTORIES

Inventories are recorded at the lower of cost or market. Cost is determined principally on the first-in first-out method. Inventories consist of computer components and other hardware used in

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

Oasis II casino information management systems, slot machines, poker machines and raw materials used in meters, signs, and graphics production.

(G) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

            Building - 40 years
            Furniture, fixtures and equipment - 3 to 10 years
            Gaming devices - 3 to 7 years
            Service vehicles - 5 to 7 years

Leasehold improvements are amortized over the shorter of the lease term (including expected renewals) or the useful life of the assets.

Normal repairs and maintenance are charged to expense when incurred. Betterments and expenditures which materially extend the useful life of the asset are capitalized.

(H) INTANGIBLE ASSETS

Intangible assets consist of costs associated with the establishment of trademarks, purchase of a patent license, gaming licenses in various jurisdictions, the excess of the purchase price over the net assets of an acquired businesses (goodwill), and the purchase price of a technology release agreement, all of which are capitalized and amortized using the straight-line or revenue matching method over a period of 5 to 15 years.

During 1996, the Company capitalized $4,932,646 in costs associated with the acquisition of a Telnaes patent license. The Company paid approximately $3,199,412 in cash and issued approximately 166,962 shares of restricted stock valued at $1,733,234.

(I) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs when technological feasibility is established and ceases when the product is ready for release. Software development costs are amortized over the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight line method over the remaining estimated economic life of the product including the current period reported on. Amortization of software development costs begins when the products are ready for general release.

The Company capitalized $2,316,395 and $641,629 of software development costs for the years ended December 31, 1996 and 1995, respectively. During 1996, the Company amortized approximately $54,736. Research and development costs incurred to establish technological feasibility have been expensed when incurred.

(J) RESEARCH AND DEVELOPMENT COSTS

Research and development costs related to designing, developing and testing products are charged to expense as incurred. Certain costs related to specific contract engineering are included in research and development because these costs cannot be identified with individual contracts or

                      CASINO DATA SYSTEMS AND SUBSIDIARIES
accounts. The Company accounts for research and development tax credits as a reduction of the provision for income taxes in the year in which the credits are realized.

(K) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(L) SLOT LIABILITY

In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial amount followed by an annuity paid out over 20 years after the winning combination is hit. Base jackpots are charged to revenue ratably over the period of play expected to precede payout based on a statistical analysis. The incremental component increases based on the number of coins played. The accrual of the liability and the reduction of revenue as the amount of the jackpot increases results in recognition of liabilities and matching costs and revenues. The possibility exists that the winning combination may be hit before the Company has accrued the initial reset amount, at which time the unaccrued portion would be charged against revenue.

(M)  WARRANTY COSTS

The Company warrants its products for a period ranging from three months to one year from the date of delivery, provided the products are used under normal operating conditions. The Company accrues a reserve for product warranty at the time of sale.

(N) NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of common shares outstanding during each period, after retroactive adjustments for stock splits, and after giving effect to stock options considered to be dilutive common stock equivalents using the treasury stock method. Fully diluted net income per common share is not materially different from primary net income per common share.

All share and per share data presented in the consolidated financial statements and notes thereto have been retroactively restated to give effect to stock splits.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(O) STOCK OPTION PLAN

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(P) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain
identifiable intangibles be reviewed for impairment whenever events     or
changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

The Company assesses the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

(Q) USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual amounts could differ from these estimates.

(R) RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(2)  INVESTMENT SECURITIES

     The amortized cost, gross unrealized holding gains, and fair value for held-to-maturity securities by major security type and class of security at December 31, 1996 follows:


                                            AMORTIZED  UNREALIZED     FAIR
                                              COST       GAINS        VALUE
                                           ----------  ----------  ----------
Securities to be held to maturity:
   U.S. Government and agency securities   $4,918,075   $114,423   $5,032,498
   State and municipal securities           1,884,184        732    1,884,916
                                           ----------   --------   ----------
                                           $6,802,259   $115,155   $6,917,414
                                           ==========   ========   ==========

The approximate market values of securities held to maturity at December 31, 1996; by contractual maturity, are as follows:


                                        FAIR VALUE
                                        ----------
   Due in one year or less              $  848,878
   Due in one to five years              3,028,922
   Due in five to ten years              1,439,491
   Due in ten to fifteen years           1,014,713
   Due in fifteen to twenty years          585,410
                                        ----------
                                        $6,917,414
                                        ==========

(3)  NOTES RECEIVABLE

The Company has granted customers extended payment terms under contracts of sale evidenced by notes. These notes are generally for terms of one to two years, with interest recognized at prevailing rates, and are secured by the related equipment sold. The Company also sells Oasis II Systems through a related party primarily to Native American Casinos in the Midwest, and generally offers the related party extended payment terms that match the term of the sale to the Tribe. Notes receivable from the related party are unsecured. See Note 10, Related Party Transaction.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(4)  INVENTORIES

     Inventories consists of the following:

                                                   DECEMBER 31,
                                           --------------------------
                                              1996           1995
                                           -----------     ----------
     Raw Materials                         $ 9,943,220     $4,246,502
     Work in process                           663,340        110,000
     Finished Goods                          4,613,011        957,908
                                           -----------     ----------
                                           $15,219,571     $5,314,410
                                           ===========     ==========

(5)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                   DECEMBER 31,
                                           --------------------------
                                              1996           1995
                                           -----------     ----------
     Furniture, fixtures and equipment     $11,182,807     $ 6,057,891
     Gaming devices                         15,708,564       7,693,119
     Service vehicles                          548,232         209,671
     Leasehold improvements                    913,465         338,426
     Buildings                               9,594,540       7,496,553
     Land                                    1,815,721       1,478,348
                                           -----------     -----------
                                            39,763,329      23,274,008
     Less accumulated depreciation and
       amortization                         (4,327,475)     (1,531,583)
                                           -----------     -----------
                                           $35,435,854     $21,742,425
                                           ===========     ===========

     The net book value of collateral for equipment financing agreements was approximately $4,298,000 and approximately $3,934,000 at December 31, 1996 and 1995, respectively.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

    (6) INTANGIBLE ASSETS

Intangible assets consist of the following:

                                            DECEMBER 31,
                                      -------------------------
                                          1996         1995
                                      ------------  -----------
Trademarks                            $    31,200   $   31,200
Licensing costs                           919,596      460,543
Goodwill resulting from acquisitions    3,065,389    3,065,389
Technology release agreement            1,437,500    1,437,500
Telnaes patent                          4,932,646           --
                                      -----------   ----------
                                       10,386,331    4,994,632
Less accumulated amortization            (847,077)    (327,275)
                                      -----------   ----------
                                      $ 9,539,254   $4,667,357
                                      ===========   ==========

(7)  LONG TERM DEBT

     Long term debt at December 31, 1996 and 1995 consists of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1996        1995
                                                              ----------  ----------
9.0% note payable due in monthly installments of $42,790,
including interest, with final payment of $43, 235 due
February 28, 1999; secured by personal property               $1,007,754  $       --
9.15% note payable due in monthly installments of $115,250,
including interest, with final payment due December 29,
1998; secured by personal property                             2,518,936   3,616,311
8.75% note payable due in monthly installments of $23,221,
including interest, with final payment due March 13, 1999;
secured by personal property                                     567,249          --
11.12% note payable due in monthly installments of $9,245,
including interest, with final payment due January 1, 2000;
secured by personal property                                     288,504     362,831
Other unsecured notes payable                                     99,903     324,862
                                                              ----------  ----------
Total                                                          4,482,346   4,304,004
Less current portion                                           2,032,187   1,282,233
                                                              ----------  ----------
Long term portion                                             $2,450,159  $3,021,771
                                                              ==========  ==========

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

     Future minimum payments under equipment financing agreements are as follows:


                                                      PAYMENTS
                                                     ------------
Year ending December 31:
      1997                                            $ 2,362,777
      1998                                              2,315,798
      1999                                                267,173
      2000                                                  9,245
                                                     ------------
        Total minimum payments                          4,954,993
     Less interest                                       (472,647)
                                                     ------------
        Present value of future minimum payments        4,482,346
     Less current portion                              (2,032,187)
                                                     ------------
                                                      $ 2,450,159
                                                     ============

     During May 1996, the Company entered into a $20,000,000 revolving line of credit ("line of credit") with U.S. Bank of Nevada which expires in May 1997. The line of credit is secured by the Company's accounts receivable, inventory and general intangibles. The line of credit bears interest at a variable rate equal to the bank's base rate, which was 8.25% on December 31, 1996. There were no amounts outstanding under the line of credit at December 31, 1996. Advances under the line are limited to a multiple of the Company's earnings before interest taxes, depreciation, and amortization over the past four quarters and are also subject to maintenance of certain financial covenants and ratios. The Company has reserved $5 million of this line of credit to secure an irrevocable letter of credit pursuant to equipment financing agreements. These equipment agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three year letter of credit securing payment in the amount of 50% of the outstanding principal balance.

(8)  SHAREHOLDERS' EQUITY

     (A) GENERAL

     In December 1992, the Company entered into a long-term sales agreement with Grand Casinos, Inc. ("Grand Casinos") whereby Grand Casinos agreed to purchase up to four slot machine accounting and player tracking systems during the next four years. Contemporaneous with the sales agreement, the Company issued 675,000 shares of common stock to Grand Casinos at a price of $.00004 per share. The stock was issued in lieu of a volume discount on the system sales agreement, estimated by the Company to be a total discount of $525,000. This discount was recorded as a contra-equity account and is recognized into income in proportion to sales completed under the agreement.

     The Company recognized sales of $240,000 and $1,690,000 of systems during the years ended December 31, 1995 and 1994, respectively, under its agreement with Grand Casinos, or

                      CASINO DATA SYSTEMS AND SUBSIDIARIES
    approximately 6% and 43%, respectively, of the total agreement. Accordingly, the deferred discount and net revenues were reduced proportionately by $25,333 and $224,667 for the years ended December 31, 1995 and 1994, respectively.

    Pursuant to an agreement with Grand Casinos (the "Repurchase Agreement"), on January 1, 1994, the Company redeemed 517,500 shares of Common Stock beneficially owned by Grand Casinos, which represented approximately one-half of the shares of the Company's Common Stock beneficially owned by Grand Casinos, for a total purchase price of $4,920,574. Subsequently, the Company retired such shares in December 1995.

    Pursuant to the TurboPower Software purchase agreement, on January 18, 1995, the Company issued 112,500 shares of restricted stock with an estimated value of $3.11 per share.

    On April 15, 1995 the Board of Directors approved an increase in the authorized common stock in the Company from 10,000,000 shares to 100,000,000 shares of no par value common stock.

    Pursuant to the purchase of the Telnaes patent license on February 19, 1996, the Company issued 121,847 shares of restricted stock with an estimated value of $10.83 per share. On April 22, 1996, the Company issued an additional 4,615 shares of restricted stock with an estimated value of $10.83 per share. On August 6, 1996, the Company issued a final installment 40,500 shares of restricted stock with an estimated value of $8.97 per share.

    Pursuant to the Imageworks, Inc. agreement, on July 15, 1996, the Company issued 27,000 shares of restricted stock in exchange for 100% of the outstanding common stock of Imageworks, Inc.

    In March 1996, the Company issued 3,795,000 shares of common stock in a Secondary Public Offering at $12.75 per share.

    (B) STOCK SPLITS

    On September 8, 1995, the Company's Board of Directors authorized a three-for-two stock split, effected in the form a stock dividend to be distributed on October 11, 1995, to shareholders of record on September 25, 1995.

    On January 31, 1996, the Company's Board of Directors authorized a three-for-two stock split, effected in the form a stock dividend to be distributed on February 27, 1996, to shareholders of record on February 20, 1996.

    All share and per share data presented have been retroactively restated to give effect to these stock splits.

    (C) STOCK OPTION AND COMPENSATION PLAN

    In January 1993, the Company adopted the 1993 Stock Option and Compensation Plan (the Plan), pursuant to which options and other awards to acquire an aggregate of 1,012,500 shares of Common Stock may be granted. The number of shares issuable under the Plan was increased to an aggregate 1,350,000 shares in June 1994 and 2,025,000 shares in July 1995. Stock options, stock appreciation rights, restricted stock, deferred stock and other stock-based awards and cash awards may be granted under the Plan.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

    The Plan is administered by the Stock Option Committee, which is comprised of two of the Company's outside directors. Awards under the Plan may be made to Company employees, including directors and officers of and consultants to the Company, its subsidiaries and affiliates. The Plan confers on the Stock Option Committee discretion to determine the number and exercise price of the stock options, which may be below the fair market of the Common Stock on the date granted, the term of each option, and the time or times during the option period when the option becomes exercisable. The grant price has been equal to the fair market value of the Company's common stock on the date of grant for all options granted.

    In April 1993, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register 1,102,500 shares of its Common Stock consisting of 1,012,500 shares reserved for issuance under the Plan and 90,000 shares reserved for options granted to two outside directors of the Company. An S-8 covering the additional 337,500 shares issuable under the Plan as amended was filed in September 1994. In December 1994, the Company granted options to purchase an aggregate 22,500 shares to two outside directors. In September 1995, a Form S-8 was filed covering 225,000 shares issuable under the Company's 1994 Nonemployee Director Stock Option Plan. The following table provides additional information regarding stock options:


                                         OPTIONS          RANGE
                                        ----------   ---------------
Outstanding at December 31, 1993          466,875    $ 1.33 -  7.33


Granted                                   605,250      6.11 - 11.78
Exercised                                 (53,212)     1.33 -  6.11
Canceled                                  (84,376)     1.33 -  6.11
                                        ---------
Outstanding at December 31, 1994          934,537      1.33 - 11.78

Granted                                   851,348      5.28 - 12.33
Exercised                                (236,590)     1.33 -  6.11
Canceled                                 (349,875)     5.33 -  7.33
                                        ---------
Outstanding at December 31, 1995        1,199,420      1.33 - 12.33

Granted                                   793,474     11.50 - 20.08
Exercised                                (334,195)     2.22 - 12.33
Canceled                                 (339,049)     5.33 - 16.00

Outstanding at December 31, 1996        1,319,650    $ 1.33 - 20.08
                                        =========    ==============

Exercisable at December 31, 1996          422,293
                                        =========


                      CASINO DATA SYSTEMS AND SUBSIDIARIES

The per share weighted-average fair value of stock options granted during 1996 and 1995 was $2.12 and $.69, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1995: expected dividend yield of 0%, risk free interest rate of 6.5%, and expected lives varying from one month to three years.

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                  1996           1995
                                               ----------     ----------
        Net income          As reported        $4,814,582     $4,731,694
                            Pro forma          $3,699,727     $4,429,285

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered.

(D) NET INCOME PER COMMON SHARE

The following is an analysis of the components of the shares used to compute net income per common share:

                                                         DECEMBER 31,
                                              ----------------------------------
                                                 1996        1995        1994
                                              ----------  ----------  ----------
Weighted average shares outstanding           16,892,000  13,572,000  12,860,000
Weighted average shares outstanding related
to the shares granted under the employee
stock option plan                                593,000     304,000     254,000
                                              ----------  ----------  ----------
                                              17,485,000  13,876,000  13,114,000
                                              ==========  ==========  ==========

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(9) INCOME TAXES

    Total income tax expense for the years ended December 31, 1996, 1995 and 1994, was allocated as follows:

                                       1996          1995           1994
                                    -----------    ----------     ----------
Tax expense on income from
  continuing operations             $2,232,192     $2,394,214     $3,555,000
Shareholder's equity, income tax
  benefits derived from exercise of
   stock options                    (1,347,120)      (657,240)            --
                                    -----------    ----------     ----------
                                    $  885,072     $1,736,974     $3,555,000
                                    ==========     ==========     ==========

Income tax expense attributable to income from continuing operations consists of:


                                   CURRENT        DEFERRED          TOTAL
                                  ----------     ------------     ----------
YEAR ENDED DECEMBER 31, 1996:
  U.S. Federal                    $4,869,334     $(2,871,741)     $1,997,593
  State                              234,599              --         234,599
                                  ----------     -----------      ----------
                                  $5,103,933     $(2,871,741)     $2,232,192
                                  ==========     ===========      ==========
YEAR ENDED DECEMBER 31, 1995:
  U.S. Federal                    $2,773,295     $  (414,081)     $2,359,214
  State                               35,000              --          35,000
                                  ----------     -----------      ----------
                                  $2,808,295     $  (414,081)     $2,394,214
                                  ==========     ===========      ==========
YEAR ENDED DECEMBER 31, 1994:
  U.S. Federal                    $3,550,000     $   (95,000)     $3,455,000
  State                              100,000              --         100,000
                                  ----------     -----------      ----------
                                  $3,650,000     $   (95,000)     $3,555,000
                                  ==========     ===========      ==========

The effective income tax rate differs from the U.S. federal statutory rate of 35% for the year ended December 31, 1996 and 34% for the years ended December 31, 1995 and 1994, respectively, as follows:

                                     1996           1995              1994
                                  -----------    -----------      -----------
Computed "expected" income
  tax expense                     $2,466,371     $ 2,422,809      $3,431,000
Tax exempt interest income          (366,115)       (119,000)       (244,000)
State taxes, net of federal
  income tax benefit                 152,489          23,100          66,000
Research and development
  tax credit                              --        (165,000)        (96,000)
Other, net                           (20,553)        232,305         398,000
                                  ----------     -----------      ----------
                                  $2,232,192     $ 2,394,214      $3,555,000
                                  ==========     ===========      ==========

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:


                                                          CHANGE IN
                                                          DEFERRED
                                                1996        TAXES      1995
                                             ----------  ----------  ----------
Deferred tax assets:
   Accrued jackpot liability                 $4,234,495  $3,029,457  $1,205,038
   Accrued expenses not currently
     deductible for income tax purposes          57,429      19,062      38,367
   Accounts receivable, principally due
     to allowance for doubtful accounts       1,003,711     978,211      25,500
   Prepaid expenses                                  --     (25,053)     25,053
   Intangible assets                            148,537     108,400      40,137
   Inventory                                    273,850     247,939      25,911
                                             ----------  ----------  ----------
        Total gross deferred tax assets       5,718,022   4,358,016   1,360,006
                                             ----------  ----------  ----------
Deferred tax liabilities:
   Property and equipment, principally
     due to depreciation methods              1,689,865     839,460     850,405
   Software development deducted for
     income tax purposes                        574,488     574,488          --
   Deferred rent and prepaid expenses            75,847      72,327       3,520
                                             ----------  ----------  ----------
        Total gross deferred tax liabilities  2,340,200   1,486,275     853,925
                                             ----------  ----------  ----------

 Net deferred tax asset                      $3,377,822  $2,871,741  $  506,081
                                             ==========  ==========  ==========

     Management has considered certain tax planning strategies as permitted by SFAS No. 109. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. However, there can be no assurance, that the Company will generate future earnings.

(10) RELATED PARTY TRANSACTIONS

     A shareholder and former director of the Company is a majority shareholder in Kiland Distributing Corporation ("KDC"), a distributor of the Company's Oasis II products, primarily to Native American casinos. The Company made sales of Oasis II systems to KDC of approximately $2,408,132, $1,864,379, and $47,226 during the years ended December 31, 1996, 1995, and 1994, respectively. The sales, recorded net of distributor discounts, represent approximately 3%, 5%, and 1% of the Company's total revenues for the years ended December 31, 1996, 1995, and 1994, respectively. During 1995, the Company loaned KDC $120,000, evidenced by a note bearing interest at a commercial bank's base rate plus 25 basis points, which was paid in full in September, 1996.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

     The Company entered into an agreement with Best Bet Products (Best Bet), of which an employee is a major shareholder, for the distribution of certain gaming devices. In addition, the Company loaned Best Bet $100,000, evidenced by a note bearing interest at the prime rate plus 1.5%, which approximated 9.75% at December 31, 1996. The note matures April 1, 1997.

     A director of the Company is associated with a law firm that has rendered various legal services to the Company. The Company paid the firm approximately $326,342, $35,957, and $179,000 during the years ended December 31, 1996, 1995, and 1994, respectively.

(11) OPERATING LEASES

     The Company has several non-cancelable operating leases, primarily for office and warehouse space, that expire over the next five years. Rent expense under operating leases was $862,822, $519,276, and $211,120 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Future minimum lease payments and receipts under non-cancelable operating leases and subleases of the building (with initial or remaining lease terms in excess of one year) as of December 31, 1996 are as follows:


                                    PAYMENTS      RECEIPTS
                                   ----------     --------
Year ending December 31:
     1997                          $  667,014     $291,061
     1998                             504,159       40,130
     1999                             429,744           --
     2000                             289,218           --
     2001                              80,939           --
                                   ----------     --------
Total minimum lease payments       $1,971,074     $331,191
                                   ==========     ========

(12) EMPLOYEE BENEFIT PLAN

     Effective January 1, 1996, the Company adopted a 401(k) Plan (Plan) qualified under Section 401 of the Internal Revenue Code of 1986. Eligible employees of the Company who have satisfied the Plan's eligibility requirements may participate in the Plan. Eligible employees may elect to reduce their compensation up to 15% of such compensation up to a maximum $9,500 in 1996. The Company may elect to make profit sharing contributions to the Plan. During 1996, the Company did not elect to make a contribution to the Plan.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. SFAS No. 107 specifically excludes certain items from its disclosure requirements. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, other payables and accrued expenses and long-term debt approximates fair value because of the short maturity of these instruments or current discount rates are comparable with stated interest rates.

(14) SALES TO PRINCIPAL CUSTOMERS

     Sales to principal customers as a percentage of total revenues for the years ended December 31, 1996, 1995, and 1994, are as follows:



                                         1996     1995     1994
                                         ----     ----     ----
     Circus Circus Enterprises             5%       3%       4%
     Boyd Gaming                           -        8       18
     Grand Casinos                        13        6       11
     Stations Casinos                      6       16        -
     Kiland Distributing Corporation       3        5        1
     Mirage Resorts Inc.                   6        -        -
     Foxwoods                              -        1       12
     Other                                67       61       54
                                         ---      ---      ---
                                         100%     100%     100%
                                         ===      ===      ===

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(15) COMMITMENTS AND CONTINGENCIES

     In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial reset amount followed by an annuity paid out over 20 years when the winning combination is hit. Base jackpots are charged to revenue ratably over the period of play expected to precede payout based on a statistical analysis. The progressive component increases at a progressive rate based on the number of coins played. The accrual of the liability and the reduction of revenue as the amount of the jackpot increases results in recognition of liabilities and matching costs and revenues. The possibility exists that the winning combination may be hit before the Company has accrued the initial reset amount, at which time the unaccrued portion would be expensed. The unaccrued slot liability at December 31, 1996 and 1995 was approximately $2,300,000 and $990,000, respectively. In connection with the accrued slot liability and in accordance with gaming requirements, the Company has established segregated cash accounts aggregating approximately $12,000,000 and $6,000,000 at December 31, 1996 and 1995, respectively, to ensure adequate funds are available to pay this liability. The Company also has approximately $5,000,000 segregated for the payment of jackpots already won.

     The Company has purchase agreements with various suppliers of electronic components. Subject to the supplier's quality and performance, the purchases covered by these agreements approximate $770,000 at December 31, 1996, all of which will be filled in the current period.

     On February 5, 1996, the Company entered into a five-year cross-license and development agreement to use certain intellectual property rights to develop and manufacture certain gaming machines and to operate MSP systems with such gaming machines in certain jurisdictions. The agreement provides for the Company to pay royalties, or, at the licensor's option upon its receipt of certain gaming licenses, a one-half share of the Company's net income from such operations. The agreement also provides for the formation of a joint venture to distribute the gaming machines and operate MSP systems with such gaming machines in certain other jurisdictions. The joint venture, if established, would have the right to acquire certain of the Company's operations relating to such gaming machines upon its receipt of certain gaming licenses.

     In November 1996, the Company entered into an agreement with a third party requiring that the Company pay $330,000 in monthly installments through March 1998 in exchange for the enhancement of certain aesthetic qualities of existing and future products.

     In January 1997, a class action complaint was filed against the Company and certain Company executives on behalf of any party, unrelated to the Company, who purchased the Company's common stock during the time period from August 1 1996 through December 16, 1996 (the Class Period). The complaint alleges that the market price of the Company's common stock was artificially inflated during the Class Period due to material misrepresentations and omissions in press releases and other statements made by the Company's executives to the investing public. Management believes this claim to be without merit and intends to vigorously defend this action.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

    While the outcome of the matter described above is not presently determinable, management does not expect that the outcome will have a material adverse effect on the Company's results of operations, financial position or cash flows.

    The Company and its subsidiaries are also involved from time to time in various claims and legal actions arising in the ordinary course of business including, but not limited to, claims brought by patrons of the Company's MSP games wherein the patron may allege the winning of jackpot awards or some multiple thereof. Management believes that the likelihood of success by those making such claims are remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

(16) SUPPLEMENTAL FINANCIAL INFORMATION

     (A)  CASH FLOW INFORMATION

     During the year ended December 31, 1996, the Company issued approximately 166,962 shares of restricted stock valued at $1,733,234 pursuant to the purchase of Telnaes patent.

     Payments for interest expense for the years ended December 31, 1996, 1995 and 1994 were approximately $481,383, $73,451, and $42,589, respectively.

     Payments for income taxes for the years ended December 31, 1996, 1995 and 1994 were approximately $5,039,195, $1,792,014, and $3,439,000, respectively.

     (B) OTHER INCOME

     During 1996, the Company and International Game Technology (IGT) entered into a multi-faceted agreement which included a substantial one-time cash payment by IGT to the Company, which is reflected in other income.

(17) FOURTH QUARTER CHARGES

     During the fouth quarter in 1996, the Company recorded a charge of approximately $2,700,000 in the allowance for doubtful accounts, of which $1,300,000 related to one customer, and a $1,800,000 charge primarily related to inventory obsolescence and shrinkage, which is included in the cost of sales in the accompanying consolidated statement of operations.