Form 10-Q
period 1997-03-31
CASINO DATA SYSTEMS
filed 1997-05-15
CIK 898756

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the quarterly period ended: MARCH 31, 1997


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

                                    0-21426
                           (Commission file number)

                             CASINO DATA SYSTEMS
                         (Exact Name of Registrant as
                           Specified in its Charter)

                                    NEVADA
       (State or other Jurisdiction of Incorporation or Organization)

                                  88-0261839
                     (I.R.S.Employer Identification No.)

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



                             [ X ] Yes    [   ] NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,035,897 SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 17, 1997

                              CASINO DATA SYSTEMS
                                     INDEX

                                                                    Page No.
                                                                    --------
PART I.                  FINANCIAL INFORMATION

    Item 1.   Financial Statements:

              Unaudited Consolidated Balance Sheets -
              March 31, 1997 and December 31, 1996                      3-4


              Unaudited Consolidated Statements of Operations
              For the three months ended March 31, 1997 and 1996          5


              Unaudited Consolidated Statements of Cash Flows
              For the three months ended March 31 1997 and 1996           6

              Notes to Unaudited Consolidated Financial Statements      7-9


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     10-13

PART II                     OTHER INFORMATION


    Items 1-6                                                            14

    Signatures                                                           15

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 CASINO DATA SYSTEMS
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                                  MARCH 31,        DECEMBER 31,
                                                                   1997                1996
                                                                 -----------       ------------
    ASSETS
Current Assets:
    Cash and cash equivalents including restricted amounts of
      approximately $13,300,000 and $12,000,000, respectively   $ 21,922,966       $ 21,482,173
    Investment securities including restricted amounts of
      $479,820 and $0, respectively                                  479,820            844,303
    Accounts receivable, net of allowance for doubtful
         accounts of $2,366,574 and $2,367,747, respectively      17,547,053         20,369,624
    Due from related party, net of allowance for
         doubtful accounts of $500,000                             2,592,848          2,512,143
    Current portion of notes receivable                            2,229,250          3,520,542
    Income tax receivable                                          1,288,561          1,288,561
    Inventories, net of reserve for obsolescence of
      $68,000 and $0, respectively                                17,483,461         15,219,571
    Deferred tax asset                                             3,880,793          2,261,877
    Prepaid expenses and other current assets                      1,165,675          1,265,601
                                                                ------------       ------------
      Total current assets                                        68,590,427         68,764,395
                                                                ------------       ------------
Property and equipment, net                                       35,405,566         35,435,854
Investment securities, including restricted amounts of
    approximately $6,326,984 and $4,474,000, respectively          6,326,984          5,957,956
Notes receivable, excluding current portion                          587,664          1,280,321
Intangible assets, net                                             9,445,325          9,539,254
Software development costs, net of accumulated amortization
    of $73,036 and $54,736, respectively                           4,356,864          2,903,288
Deferred tax asset                                                 1,115,945          1,115,945
Deposits                                                             410,647            425,331
                                                                ------------       ------------
      Total assets                                              $126,239,422       $125,422,344
                                                                ------------        -----------
                                                                ------------        -----------




    LIABILITIES AND SHAREHOLDERS' EQUITY                          March 31,         December 31,
                                                                     1997               1996
                                                                ------------       ------------
Current liabilities:
    Current portion of long term debt                           $  1,968,950       $  2,032,187
    Accounts payable                                               2,286,068          2,939,888
    Accrued expenses and customer deposits                         5,768,392          2,691,341
    Accrued slot liability                                         3,357,046          2,874,918
                                                                ------------       ------------
    Total current liabilities                                     13,380,456         10,538,334

Noncurrent liabilities:
    Long term debt, excluding current portion                      2,009,496          2,450,159
    Accrued slot liability                                        10,951,291          9,257,308
                                                                ------------       ------------
    Total noncurrent liabilities                                  12,960,787         11,707,467

Commitments and contingencies

Shareholders' equity:
    Common stock; authorized 100,000,000 shares,
    no par value; 18,035,897 issued at March 31,
    1997 and 18,033,647 issued and outstanding at
    December 31, 1996                                             83,633,313         83,624,448
    Retained earnings                                             16,264,866         19,552,095
                                                                ------------       ------------
    Total shareholders' equity                                    99,898,179        103,176,543
                                                                ------------       ------------
    Total liabilities and shareholders' equity                  $126,239,422       $125,422,344
                                                                ------------       ------------
                                                                ------------       ------------


    See accompanying notes to unaudited consolidated financial statements

                              CASINO DATA SYSTEMS
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                      1997           1996
                                                 -----------      -----------
Revenues:
     Systems and product sales                    $7,076,162      $10,289,525
     Gaming operations                             6,134,057        4,583,994
                                                  ----------      -----------
                                                  13,210,219       14,873,519
                                                 -----------     ------------
Costs and expenses:
    Cost of goods sold                             9,517,597        6,963,461
    Selling, general and administrative            6,679,566        4,148,768
    Research and development                         822,401          730,000
    Depreciation and amortization                  1,281,170          569,169
                                                 -----------     ------------
    Total costs and expenses                      18,300,734       12,411,398
                                                 -----------     ------------
Income (loss) from operations                     (5,090,515)       2,462,121
                                                 -----------     ------------
Other income (expense):
    Interest and other income                        284,025          213,467
    Interest expense                                 (99,655)        (112,212)
                                                 -----------     ------------


    Total other income (expense)                     184,370          101,255
                                                 -----------     ------------
Income (loss) before income taxes                 (4,906,145)       2,563,376
Income tax (benefit) expense                      (1,618,916)         889,049
                                                 -----------     ------------
Net income (loss)                                ($3,287,229)    $  1,674,327
                                                 -----------     ------------
                                                 -----------     ------------
Net income (loss) per common and equivalent
 share                                           $     (0.18)    $       0.12
                                                 -----------     ------------
                                                 -----------     ------------
Weighted average shares outstanding               18,035,000       14,618,000
                                                 -----------     ------------
                                                 -----------     ------------

     See accompanying notes to unaudited consolidated financial statements

                              CASINO DATA SYSTEMS
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                    1997             1996
                                              --------------     -------------
Cash flows from operating activities:
    Net income (loss)                         $  (3,287,229)     $  1,674,327
    Adjustments to reconcile net income
      (loss) to net cash  provided by (used
      in) operating activities:
        Depreciation and amortization             1,281,170           569,169
        Provision for accounts receivable             1,173              -
        Net increase in deferred tax asset       (1,618,916)             -
        Changes in assets and liabilities

        Decrease (increase) in accounts
          receivable, notes receivable and due
           from related parties                   4,724,642        (5,301,496)
        Increase in inventories                  (2,263,890)       (3,773,097)
        Decrease in prepaid expenses, other
           current assets and deposits              114,610           732,406
        Decrease in accounts payable               (653,820)         (118,141)
        Increase in slot liability, accrued
         liabilities and customer deposits        5,253,162         2,385,138
                                                -----------       ------------
Net cash provided by (used in) operating
 activities                                       3,550,902        (3,831,694)
                                                -----------       ------------
Cash flows used in investment activities:
    Net increase in investment securities            (4,545)       (4,667,098)
    Acquisitions of property and equipment       (1,096,543)       (3,274,054)
    Investment in software development           (1,471,876)         (237,330)
    Increase in intangible assets                   (42,110)       (2,606,920)
                                                -----------       ------------
    Net cash used in investment activities       (2,615,074)      (10,785,402)
                                                -----------       ------------
Cash flows (used in) from financing activities:
    Repayment of debt                              (503,900)         (318,365)
    Proceeds from issuance of notes                   -             2,078,567
    Net proceeds from issuance of common stock        8,865        46,007,029
                                                -----------       ------------
    Net cash provided by financing activities      (495,035)       47,767,231
                                                -----------       ------------
Net increase in cash and cash equivalents           440,793        33,150,135
Cash and cash equivalents at beginning of
 period                                          21,482,173        13,156,998
                                                -----------       ------------
Cash and cash equivalents at end of period      $21,922,966       $46,307,133
                                                -----------       ------------
                                                -----------       ------------

     See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of the
Company: CDS Services Company; CDS Graphics and Imaging Company; CDS Signs, Inc.; TurboPower Software Company, and CDS Gaming Company. The Company currently operates in one line of business whose operations consist principally of: (i) the development, licensing and sale of casino management information systems; (ii) the operation of multi-site link progressive (MSP) systems; (iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals and for use by the Company's own software engineers. The Company operates solely in the U.S.

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

(2)  INVENTORIES:

     Inventories consist of the following:

                                            March 31,         December 31,
                                              1997                1996
                                           -----------        -------------
    Raw materials                          $11,048,923         $9,943,220
    Work in process                            569,212            663,340
    Finished goods                           5,865,326          4,613,011
                                           -----------        -----------
                                           $17,483,461        $15,219,571
                                           -----------        -----------
                                           -----------        -----------


(3)  LONG TERM DEBT:

     During May 1996, the Company entered into a $20,000,000 revolving line of credit ("line of credit") with U.S. Bank of Nevada which expires in May 1997. The line of credit is secured by the Company's accounts receivable, inventory and general intangibles. The line of credit bears interest at a variable rate equal to the bank's base rate, which was 8.25% at March 31, 1997. There was no amount outstanding under the line of credit at March 31, 1997. Advances under the line are limited to a multiple of the Company's earnings before interest, taxes, depreciation, and amortization over the past four quarters and are also subject to maintenance of certain financial covenants and ratios. The Company has reserved $5 million of this line of credit to secure an irrevocable letter of credit pursuant to equipment financing agreements. These equipment agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three year letter of credit securing payment in the amount of 50% of the outstanding principal balance.

    Future minimum payments under equipment financing agreements are as follows:

                                            Payments
                                           ----------
         1997                              $1,759,877
         1998                               2,315,798
         1999                                 267,173
         2000                                   9,245
                                           ----------
         Total minimum payments             4,352,093
         Less interest                        373,647
                                           ----------
         Present value of net minimum
          payments                          3,978,446
         Less current portion               1,968,950
                                           ----------
                                           $2,009,496
                                           ----------
                                           ----------

(4)  NET INCOME (LOSS) PER COMMON SHARE:

     The following is an analysis of the components of the shares used to compute net income (loss) per share:

                                                    March 31,       March 31,
                                                       1997           1996
                                                    ----------      ----------
      Weighted average shares outstanding           18,035,000      13,953,341
      Weighted average shares outstanding related
        to the shares granted under the employee
        stock option plan                                    0         664,659
                                                    ----------      ----------
                                                    18,035,000      14,618,000
                                                    ----------      ----------
                                                    ----------      ----------


(5)  RELATED PARTY TRANSACTIONS:

     A shareholder and former director of the Company is a majority shareholder in Kiland Distributing Corporation ("KDC"), a distributor of the Company's products. The Company made sales to KDC of approximately $90,000 during the three months ended March 31, 1997. The sales, recorded net of distributor discounts, represent less than 1% of the Company's revenues for the three months ended March 31, 1997.

     The Company entered into an agreement with Best Bet Products (Best Bet), of which an employee is a major shareholder, for the distribution of certain gaming devices. In addition, the Company loaned Best Bet $100,000, evidenced by a note bearing interest at the prime rate plus 1.5%, which approximated 9.75% at March 31, 1997. The note, which originally matured on April 1, 1997, has been extended to July 1, 1997.

     A director of the Company is associated with a law firm that has rendered various legal services to the Company. The Company paid the firm $20,019 during the three months ended March 31, 1997, for legal services rendered.

(6)  COMMITMENTS & CONTINGENCIES:

     In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial reset amount followed by an annuity paid out over 20 years when the winning combination is hit. Base jackpots are charged to revenue ratably over the period of play expected to precede payout based on a statistical analysis. The progressive component increases at a progressive rate based on the number of coins played. The accrual of the liability and the reduction of revenue as the amount of the jackpot increases results in recognition of liabilities and matching costs and revenues. The possibility exists that the winning combination may be hit before the Company has accrued the initial reset amount, at which time the unaccrued portion would be expensed. The unaccrued slot liability at March 31, 1997 was approximately $2,000,000. In connection with the accrued slot liability and in accordance with gaming requirements, the Company has established segregated cash accounts aggregating approximately $13,300,000 at March 31, 1997, to ensure adequate funds are available to pay this liability. The Company also has approximately $5,300,000 segregated for the payment of jackpots already won.

     On February 5, 1996, the Company entered into a five-year cross-license and development agreement with CTI, licensee of certain intellectual property rights for the Caribbean Stud video poker game, to use certain intellectual property rights to develop and manufacture certain gaming machines and to operate MSP systems with such gaming machines in certain jurisdictions. The agreement provides for the Company to pay royalties, or, at the licensor's option upon its receipt of certain gaming licenses, a one-half share of the Company's net income from such operations. The agreement also provides for the formation of a joint venture to distribute the gaming machines and operate MSP systems with such gaming machines in certain jurisdictions. The joint venture, if established, would have the right to acquire certain gaming machines upon its receipt of certain gaming licenses.

     In November 1996, the Company entered into an agreement with a third party requiring that the Company pay $330,000 in monthly installments through March 1998, in exchange for the enhancement of certain aesthetic qualities of existing and future products.

     In January 1997, a class action complaint was filed against the Company and certain Company executives on behalf of any party, unrelated to the Company, who purchased the Company's common stock during the time period from August 1,1996 through December 16, 1996 (the Class Period). The complaint alleges that the market price of the Company's common stock was artificially inflated during the Class Period due to material misrepresentations and omissions in press releases and other statements made by the Company's executives to the investing public. Management believes this claim to be without merit and intends to vigorously defend this action. While the outcome of the matter described above is not presently determinable, management does not expect that the outcome will have a material adverse effect on the Company's results of operations, financial position or cash flows.


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


QUARTER ENDED MARCH 31, 1997, COMPARED
   TO THE QUARTER ENDED MARCH 31, 1996

OVERVIEW

     Income from operations and net income decreased from $2,462,121 and $1,674,327, respectively for the three months ended March 31, 1996, to losses of ($5,090,515) and ($3,287,229), respectively, for the same period in 1997. This represents a decrease of $7,552,636 in income from operations and a decrease of $4,961,556 in net income. The decrease in income from operations and net income is primarily related to decreased OASIS-TM- II systems sales and increased costs associated with the Games Division infrastructure partially offset by higher revenues from progressive operations.

REVENUES

     Revenues decreased from $14,873,519 for the three months ended March 31, 1996, to $13,210,219 for the same period in 1997, a decrease of $1,663,300, or 11%. The decrease in revenues is primarily attributable to a decrease in sales of the Company's OASIS II system for the three month period ended March 31, 1997, compared to same period in 1996. Revenues from progressive operations increased from $4,583,994 for the three months ended March 31, 1996, to $6,134,057 for the same period in 1997, an increase of $1,550,063, or 34%. The increase in progressive operations is due primarily to the increased number of linked games in operation for the three months ended March 31, 1997, as compared to the same period in 1996.

COSTS AND EXPENSES

     Costs and expenses increased from $12,411,398 for the three months ended March 31, 1996, to $18,300,734 for the same period in 1997, an increase of $5,889,336, or 47%. Operating costs and expenses, excluding cost of goods sold, increased as a percentage of revenues from 37% for the three months ended March 31, 1996, to 66% for the same period in 1997. Cost of goods sold increased from $6,963,461 for the three months ended March 31, 1996, to $9,517,597 for the same period in 1997, an increase of $2,554,136. Gross margins as a percentage of revenues decreased from 53% for the three months ended March 31, 1996 to 28% for the same period in 1997. The decrease in gross margin is primarily attributable to the increase in the percentage of total revenue contributed by MSP operations, a lower gross margin associated with the Company's OASIS II systems and the inefficiencies associated with the start-up of the Games Division. Gross margin also includes approximately $325,000 in expense for two multi-site progressive jackpot wins which were not fully accrued.

    Selling, general and administrative expenses increased from $4,148,768 for the three months ended March 31, 1996, to $6,679,566 for the same period in 1997, an increase of $2,530,798. The increase is primarily attributable to increased personnel and associated payroll and marketing expenses.

Selling, general and administrative expenses as a percentage of revenues increased from 28% for the three months ended March 31, 1996, to 51% for the same period in 1997.

     Research and development expenses increased from $730,000 for the three months ended March 31, 1996, to $822,401 for the same period in 1997. Major expenditures during the three months ended March 31, 1997 primarily included the development of additional OASIS II system products and video interactive games. Research and development expenses as a percentage of revenues increased from 5% for the three months ended March 31, 1996, to 6% for the same period in 1997.

     Depreciation and amortization increased from $569,169 for the three months ended March 31, 1996, to $1,281,170 for the same period in 1997. The increase is primarily due to depreciation of an increased number of MSP games in operation.

     Other income is made up of rental income, interest income and other forms of income that are not the result of normal operations. Other income increased from $101,255 for the three months ended March 31, 1996, to $184,370 for the same period in 1997.

NET INCOME (LOSS)

     Net income decreased from $1,674,327 for the three months ended March 31, 1996, to a loss of ($3,287,229) for the same period in 1997, a decrease of $4,961,556. Income from operations decreased from $2,462,121 for the three month period ended March 31, 1996, to ($5,090,515) for the same period in 1997, a decrease of $7,552,636. The decrease in net income is due primarily to the decrease in revenues from the sale of OASIS II systems, the increase in the sale of products with a lower gross margin, and the increase in the Company's fixed overhead costs associated with the start-up of the CDS Games division. Based on the first quarter net loss, the maturation of OASIS II system sales, and the introduction of CDS Games into the market place, the Company believes it may have a net loss for the year ended December 31, 1997. However, the Company could have net income in any given quarter depending on when systems contracts are signed and when game sales occur.

LIQUIDITY AND CAPITAL RESOURCES


     To date, the Company has financed its operating and capital expenditures primarily through cash flows from its operations and cash from proceeds from its equity offerings. The Company had cash and cash equivalents of $21,922,966 at March 31, 1997, as compared to $21,482,173 at December 31,
1996.  The Company generated cash from operations of $3,550,902 during the
three months ended March 31.   The most significant factor contributing to
the generation of cash from operations was collection activity resulting in a net decrease of accounts receivable of $4,724,642 for the three months ended March 31, 1997.

     The Company used $2,615,074 in investing activities for the three months ended March 31, 1997. These investment activities included: $1,471,876 investment in software development; $1,096,543 in equipment to be used in operations; $42,110 for the purchase of intangible assets and $4,545 invested in held-to-maturity securities.

     The Company used $495,035 in financing activities for the three months ended March 31, 1997. The Company received proceeds from the sale of common stock related to the employee stock option plan of $8,865 and made payments on outstanding debt of $503,900.

     Certain jurisdictions in which MSP systems are operated require the Company to maintain allocated funds for the payment of jackpot prizes. The amount of funds required is dependent on several factors, including the type and denomination of games and regulatory requirements. At March 31, 1997, the Company's accrued slot liability for its MSP systems aggregated approximately $14,300,000 and the unaccrued slot liability was approximately
$2,000,000.   The unaccrued slot liability is the amount of the initial
primary jackpots that has not been fully accrued. In connection with this slot liability and in accordance with gaming requirements, the Company established segregated cash accounts aggregating approximately $13,300,000 at March 31, 1997 to ensure availability of adequate funds to pay this liability. The Company also has investment securities approximating $5,300,000 segregated as of March 31, 1997 for the payment of jackpots already won. Although statistically remote, a possibility exists that multiple jackpots may be awarded prior to the time period over which game play has generated sufficient revenue to accrue each jackpot reset amount. Such an occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

     The Company has financed certain equipment under agreements for an aggregate amount of $3,978,125. These equipment agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three-year letter of credit securing payment in the amount of 50% of the current principal balance.

     During May 1996, the Company entered into a $20,000,000 revolving line of credit ("line of credit") with U.S. Bank of Nevada which expires in May 1997. The line of credit is secured by the Company's accounts receivable, inventory and general intangibles. The line of credit bears interest at a variable rate equal to the bank's base rate, which was 8.25% at March 31, 1997. There was no amount outstanding under the line of credit at March 31, 1997. Advances under the line are limited to a multiple of the Company's earnings before interest, taxes, depreciation, and amortization over the past four quarters and are also subject to maintenance of certain financial covenants and ratios. The Company has reserved $5 million of this line of credit to secure an irrevocable letter of credit pursuant to equipment financing agreements. These equipment agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three year letter of credit securing payment in the amount of 50% of the outstanding principal balance.


     The Company's ratio of current assets to current liabilities was 5.1 to 1 at March 31, 1997, while the noncurrent liabilities to equity ratio was .13 to 1. Based on this financial position, the Company believes it could obtain additional long-term financing for anticipated growth that may result in working capital additions that exceed available cash and cash equivalents, cash to be provided by operations and funds available under its line of credit. However, there can be no assurance that the Company will be able to obtain additional sources of capital during 1997.

PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements that are forward-looking, such as statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well other capital spending, financial sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, domestic or global economic conditions and changes in federal or state laws or the administration of such laws.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

             In January, 1997, a class action complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. The complaint alleges that the market price of the Company's common stock was artificially inflated during the class period due to misrepresentation and omisions in press releases and other statements made by the Company's executives to the investing public. Management believes this claim to be without merit and intends to vigorously defend this action. While the outcome of the matter described above is not presently determinable, management does not expect that the outcome will have a material adverse effect on the Company's results of operations, financial position, or cash flows.

             The Company and its subsidiaries are also involved from time to time in various claims and legal actions arising in the ordinary course of business including, but not limited to, claims brought by patrons of the Company's MSP games wherein the patron may allege the winning of jackpot awards or some multiple thereof. Management believes that the likelihood of success by those making such claims are remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole. However, the ultimate outcome of a patron dispute against the Company could have a substantial material adverse effect on the Company's financial statements taken as a whole.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:  Exhibit 27.  Financial Data Schedule

         There were no reports filed on Form 8-K for the three month period ended March 31, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CASINO DATA SYSTEMS
                                                   Registrant




Date:    May 14, 1997                           s/Daniel N. Copp
      -----------------------           -------------------------------------
                                                  Daniel N. Copp
                                                  Chief Executive Officer
                                                  and Director
                                                  (Principal Finance Officer)


Date:    May 14, 1997                           s/Diana L. Bennett
      -----------------------           -------------------------------------
                                                  Diana L. Bennett
                                                  President, Chief Operating
                                                  Officer, and Director


Date:    May 14, 1997                           s/Ronald M. Rowan
      -----------------------           -------------------------------------
                                                  Ronald M. Rowan
                                                  Corporate Controller
                                                  (Principal Accounting Officer)