Form 10-Q
period 1997-06-30
CASINO DATA SYSTEMS
filed 1997-08-14
CIK 898756

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the quarterly period ended: JUNE 30, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the transition period from____________ to ________________

                                    0-21426
                                    -------
                           (Commission file number)

                              CASINO DATA SYSTEMS
                              -------------------
                        (Exact Name of Registrant as
                          Specified in its Charter)

                                    NEVADA
            --------------------------------------------------------------
            (State or other Jurisdiction of Incorporation or Organization)

                                  88-0261839
                                  ----------
                        (I.R.S.Employer Identification No.)


                  3300 BIRTCHER DRIVE, LAS VEGAS, NEVADA 89118
                  --------------------------------------------
           (Address of Principal Executive Offices)     (Zip Code)

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

                            [X]  Yes     [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,035,897 SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 29, 1997

                               CASINO DATA SYSTEMS
                                      INDEX



                                                                       Page No.
                                                                       --------
PART I.                       FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Unaudited Consolidated Balance Sheets -
               June 30, 1997 and December 31, 1996                       3-4

               Unaudited Consolidated Statements of Operations
               For the six months ended June 30, 1997 and 1996             5

               Unaudited Consolidated Statements of Operations
               For the three months ended June 30, 1997 and 1996           6

               Unaudited Consolidated Statements of Cash Flows
               For the six months ended June 30 1997 and 1996              7

               Notes to Unaudited Consolidated Financial Statements     8-11

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     12-16

PART II                 OTHER INFORMATION

     Items 1-6                                                            17

     Signatures                                                           18

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 CASINO DATA SYSTEMS
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)



                                                                     JUNE 30,    DECEMBER 31,
                                                                       1997          1996
                                                                     --------    ------------
    ASSETS
Current Assets:
   Cash and cash equivalents including restricted amounts
    of approximately $14,078,000 and $12,000,000,
    respectively                                                 $ 21,493,515    $ 21,482,173
   Investment securities including restricted amounts of
    $479,820 and $440,000, respectively                               479,820         844,303
   Accounts receivable, net of allowance for doubtful
    accounts of $2,800,000 and $2,400,000,
     respectively                                                  16,620,361      20,369,624
   Due from related parties, net of allowance for doubtful
    accounts of $500,000 and $500,000, respectively                 2,659,497       2,512,143
   Current portion of notes receivable                              2,346,824       3,520,542
   Income tax receivable                                            2,144,943       1,288,561
   Inventories, net of reserve of $300,000 and $0,
    respectively                                                   16,396,339      15,219,571
   Deferred tax asset                                               2,261,877       2,261,877
   Prepaid expenses and other current assets                        1,361,427       1,265,601
                                                                 ------------    ------------
      Total current assets                                         65,764,603      68,764,395
                                                                 ------------    ------------

Property and equipment, net                                        35,147,140      35,435,854
Investment securities, including restricted amounts of
 approximately $5,905,000 and $4,474,000, respectively              7,385,127       5,957,956
Notes receivable, excluding current portion                         1,755,849       1,280,321
Intangible assets, net                                              9,320,880       9,539,254
Software development costs, net of accumulated amortization
 of $91,336 and $54,736, respectively                               5,679,164       2,903,288
Deferred tax asset                                                  1,115,945       1,115,945
Deposits                                                              408,753         425,331
                                                                 ------------    ------------

        Total assets                                             $126,577,461    $125,422,344
                                                                 ------------    ------------
                                                                 ------------    ------------

                                  (continued)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     June 30,          December 31,
                                                                       1997                 1996
                                                                     --------          ------------
Current liabilities:
   Current portion of long-term debt                              $  2,202,149        $  2,032,187
   Accounts payable                                                  2,217,601           2,939,888
   Accrued expenses and customer deposits                            5,372,540           2,691,341
   Accrued slot liability                                            3,562,827           2,874,918
                                                                --------------      --------------
     Total current liabilities                                      13,355,117          10,538,334

Noncurrent liabilities:
   Long-term debt, excluding current portion                         1,268,863           2,450,159
   Accrued slot liability                                           12,599,846           9,257,308
                                                                --------------      --------------
     Total noncurrent liabilities                                   13,868,709          11,707,467

Shareholders' equity:
   Common stock; authorized 100,000,000 shares,
   no par value; 18,035,897 issued and outstanding at
   June 30, 1997 and 18,033,647 issued and outstanding
   at December 31, 1996                                             83,633,313          83,624,448
   Retained earning                                                 15,720,322          19,552,095
                                                                --------------      --------------
    Total shareholders' equity                                      99,353,635         103,176,543
                                                                --------------      --------------
     Total liabilities and shareholders' equity                 $  126,577,461      $  125,422,344
                                                                --------------      --------------
                                                                --------------      --------------

        See accompanying notes to unaudited consolidated financial statements

                                 CASINO DATA SYSTEMS
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                     (UNAUDITED)




                                                                       1997               1996
                                                                       ----               ----
Revenues:
  Systems and product sales                                        $19,118,826       $  23,428,471
  Gaming operations                                                 12,147,938          10,703,457
                                                                   -----------       -------------
                                                                    31,266,764          34,131,928
                                                                   -----------       -------------

Costs and expenses:
  Cost of goods sold                                                19,919,227          16,363,767
  Selling, general and administrative                               13,029,973           9,128,069
  Research and development                                           1,902,164           1,479,482
  Depreciation and amortization                                      2,614,496           1,233,193
                                                                   -----------       -------------

     Total costs and expenses                                       37,465,860          28,204,511
                                                                   -----------       -------------

(Loss) income from operations                                       (6,199,096)          5,927,417
                                                                   ------------      -------------
Other income (expense):
  Interest and other income                                            663,994             807,490
  Interest expense                                                    (183,926)           (253,163)
                                                                   ------------      -------------
     Total other income                                                480,068             554,327
                                                                   ------------      -------------
(Loss) income before income taxes                                   (5,719,028)          6,481,744
Income tax (benefit) expense                                        (1,887,257)          2,082,407
                                                                   ------------      -------------

Net (loss) income                                                  ($3,831,771)       $  4,399,337
                                                                   ------------      -------------
                                                                   ------------      -------------

Net (loss) income per common and equivalent share                     $  (0.21)            $  0.27
                                                                   ------------      -------------
                                                                   ------------      -------------

Weighted average shares outstanding                                 18,036,000          16,483,000
                                                                   ------------      -------------
                                                                   ------------      -------------


        See accompanying notes to unaudited consolidated financial statements

                                 CASINO DATA SYSTEMS
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                     (UNAUDITED)



                                                                   1997             1996
                                                                   ----             ----
Revenues:
  Systems and product sales                                     $12,042,664       $  13,138,946
  Gaming operations                                               6,013,881           6,119,463
                                                                -----------       -------------
                                                                 18,056,545          19,258,409
                                                                -----------       -------------

Costs and expenses:
  Cost of goods sold                                             10,401,630           9,400,306
  Selling, general and administrative                             6,350,407           4,979,301
  Research and development                                        1,079,763             749,482
  Depreciation and amortization                                   1,333,326             664,024
                                                                -----------       -------------
    Total costs and expenses                                     19,165,126          15,793,113
                                                                -----------       -------------
(Loss) Income from operations                                    (1,108,581)          3,465,296
                                                                -----------       -------------
Other income (expense):
  Interest and other income                                         379,969             594,023
  Interest expense                                                  (84,271)           (140,951)
                                                                -----------       -------------
    Total other income                                              295,698             453,072
                                                                -----------       -------------
(Loss) income before income taxes                                  (812,883)          3,918,368
Income tax (benefit) expense                                       (268,341)          1,193,358
                                                                 -----------      -------------
Net (loss) income                                                 ($544,542)       $  2,725,010
                                                                 -----------      -------------
                                                                 -----------      -------------
Net (loss) income per common and equivalent share                  $  (0.03)            $  0.15
                                                                 -----------      -------------
                                                                 -----------      -------------
Weighted average shares outstanding                              18,036,000          18,375,000
                                                                 -----------      -------------
                                                                 -----------      -------------

     See accompanying notes to unaudited consolidated financial statements

                                  CASINO DATA SYSTEMS
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                     (UNAUDITED)



                                                                      1997                 1996
                                                                      ----                 ----
Cash flows from operating activities:
  Net income (loss)                                             $  (3,831,771)        $  4,399,337
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:

Depreciation and amortization                                       2,614,496            1,233,193
  Provision for doubtful accounts                                     418,408               --
  Net increase in deferred tax asset                                                    (1,294,448)
  Changes in assets and liabilities
    Decrease (increase) in accounts  receivable, notes
     receivable and due from related parties                        3,881,691          (10,011,405)
    Increase in inventories                                        (1,176,768)          (7,137,435)
    Decrease in prepaid expenses, other current
     assets and deposits                                              (79,247)            (749,159)
    Decrease in accounts payable                                     (722,287)            (407,731)
    Increase in slot liability, accrued liabilities and
     customer deposits                                              5,855,264            5,299,814
                                                                --------------        ------------
Net cash provided by (used in) operating activities                 6,959,786           (8,667,834)
                                                                --------------        ------------

Cash flows used in investment activities:
  Net increase in investment securities                            (1,062,688)          (6,167,538)
  Acquisitions of property and equipment                           (2,015,614)          (8,046,587)
  Investment in software development                               (2,812,476)              --
  Increase in intangible assets                                       (55,197)          (3,342,958)
                                                                --------------        ------------
    Net cash used in investment activities                         (5,945,975)         (17,557,083)
                                                                --------------        ------------
Cash flows (used in) from financing activities:
  Repayment of debt                                                (1,011,334)            (927,354)
  Proceeds from issuance of notes                                      --                2,080,186
  Net proceeds from issuance of common stock                            8,865           45,955,277
                                                                --------------        ------------
    Net cash provided by financing activities                      (1,002,469)          47,108,109
                                                                --------------        ------------
Net increase in cash and cash equivalents                              11,342           20,883,192
Cash and cash equivalents at beginning of period                   21,482,173           13,156,998
                                                                --------------        ------------
Cash and cash equivalents at end of period                       $ 21,493,515         $ 34,040,190
                                                                --------------        ------------
                                                                --------------        ------------

           See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of the
Company: CDS Services Company; CDS Graphics and Imaging Company; CDS Signs, Inc.; TurboPower Software Company, and CDS Gaming Company (collectively the "Company"). The Company currently operates in one line of business whose operations consist principally of: (i) the development, licensing and sale of casino management information systems; (ii) the operation of multi-site link progressive (MSP) systems; (iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals and for use by the Company's own software engineers. The Company currently operates solely in the U.S.

     The consolidated financial statements include the accounts of Casino
Data Systems and all of the subsidiaries mentioned above. All significant inter-company balances and transactions have been eliminated in consolidation.

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

     The accompanying unaudited consolidated financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for an entire year.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share, (SFAS 128) which establishes standards for computing and presenting earnings per share (EPS), replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data should be restated to conform to SFAS 128.

     Adoption of SFAS 128 would have had no impact on net (loss) income per share for the six and three months ended June 30, 1997.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129. "Disclosure of Information about Capital Structure" (SFAS No. 129). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The Company complies with the disclosure requirements of this statement which is effective for periods ending after December 15, 1997 and anticipates that implementation will not significantly impact the Company's financial presentation of its capital structure.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position, and is effective for financial statements issued for fiscal year beginning after December 15, 1997. The Company is currently assessing the impact on the financial statements and, for the three months and six months ended June 30, 1997, the Company believes that SFAS No. 130 will not result in comprehensive income different from net income reported in the accompanying consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131) SFAS No. 131 establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact of the financial statements.

(2)  INVENTORIES:


     Inventories consist of the following:

                                              June 30,       December 31,
                                                1997             1996
                                              --------       ------------

      Raw materials                          $ 9,951,296     $ 9,943,220
      Work in process                            397,058         663,340
      Finished goods                           6,047,985       4,613,011
                                             -----------     -----------
                                             $16,396,339     $15,219,571
                                             -----------     -----------
                                             -----------     -----------


     As of June 30, 1997, approximately $2,647,000 of finished goods inventory represented gaming machines located at various sites on a trial basis. Such machines will either be purchased by the casino at the expiration of the trial period or will be returned to the Company. Returned games may be sold at a discount, refurbished or returned to casino sites on new trial periods. Games to be sold at a discount are adjusted to the lower of cost or market upon return to the Company. Refurbishment costs are expensed as incurred.

(3)  LONG-TERM DEBT:

     During May 1996, the Company entered into a $20,000,000 revolving line of credit ("line of credit") with U.S. Bank of Nevada which expires in May 1998. The line of credit is secured by the Company's accounts receivable, inventory and general intangibles. The line of credit bears interest at a variable rate equal to the bank's base rate, which was 8.25% at June 30, 1997. There was no amount outstanding under the line of credit at June 30, 1997. Advances under the line are limited to a multiple of the Company's earnings before interest, taxes, depreciation, and amortization over the past four quarters and are also subject to maintenance of certain financial covenants and ratios. The Company has reserved $5 million of this line of credit to secure an irrevocable letter of credit pursuant to equipment financing agreements. These equipment financing agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three year letter of credit securing payment in the amount of 50% of the outstanding principal balance.

     Future minimum payments under equipment financing agreements are as follows:


                                                         Payments
                                                         --------
          1997 remaining payments                       $1,164,761
          1998                                           2,315,798
          1999                                             267,173
          2000                                               9,245
                                                        ----------
          Total minimum payments                         3,756,977
          Less interest                                    285,965
                                                        ----------
          Minimum payments less interest                 3,471,012
          Less current portion                           2,202,149
                                                        ----------
          Long-term portion                             $1,268,863
                                                        ----------
                                                        ----------

(4)  NET (LOSS) INCOME PER COMMON SHARE:

     The following is an analysis of the components of the shares used to compute net income (loss) per share:


                                                      Three months ended
                                                      ------------------
                                                    June 30,       June 30,
                                                      1997           1996
                                                    --------       --------
     Weighted average shares outstanding           18,036,000     17,737,427
     Weighted average shares outstanding related
     to the shares granted under the employee stock
     option plan                                            0        637,573
                                                   ----------     ----------
                                                   18,036,000     18,375,000
                                                   ----------     ----------
                                                   ----------     ----------


(5)  RELATED PARTY TRANSACTIONS:

     A shareholder and former director of the Company and the spouse of the Chairman of the Company are majority shareholders in Kiland Distributing Corporation ("KDC"), a distributor of the Company's products. The Company made sales to KDC of approximately $169,000 during the six months ended June 30, 1997. The sales, recorded net of distributor discounts, represent less than 1% of the Company's revenues for the six months ended June 30, 1997.
The Company is engaged in substantive discussion with KDC regarding settlement of accounts receivable of $3,059,497, which may result in transfer of cash plus title to certain assets from KDC to the Company.

     The Company entered into a business agreement with Best Bet Products ("Best Bet") for the distribution of certain gaming devices pursuant to which certain shareholders of Best Bet served as employees of the Company from December 1996 to June 1997. In addition, the Company loaned Best Bet $100,000, evidenced by a note bearing interest at the prime rate plus 1.5%, which approximated 9.75% at June 30, 1997. The note, which originally matured on April 1, 1997, has been extended to July 1, 1997.


     A director of the Company is associated with a law firm that has rendered various legal services to the Company. The Company paid the firm $39,439 during the six months ended June 30, 1997, for legal services rendered.

(6)  COMMITMENTS & CONTINGENCIES:

     In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial jackpot reset amount followed by an annuity (progressive component) paid out over 20 years when the the prize is won. Base jackpots are charged to revenue ratably over the amount of coin play expected to precede payout based on a statistical analysis. The progressive jackpot component increases at a rate based on the number of coins played. The accrual of the liability commensurate with coin play matches recognition of costs and revenues. The possibility exists that the winning combination may be hit before the Company has fully accrued the base jackpot amount, at which time the unaccrued portion would be expensed. The unaccrued slot liability at June 30, 1997 was approximately $2,380,000. To ensure adequate funds are available to pay the slot liability, and to comply with gaming regulatory requirements, the Company has established segregated cash accounts aggregating approximately $14,078,000 at June 30, 1997. The Company also has approximately $6,385,000 segregated for the annuity payments of jackpots already won.

     On February 5, 1996, the Company entered into a five-year cross-license and development agreement with CTI, licensee of certain intellectual property rights for the Caribbean Stud video poker game, to use certain of these property rights to develop and manufacture gaming machines and to operate MSP systems using these machines in certain jurisdictions. The agreement provides for the Company to pay fixed royalties, or, upon receipt of certain gaming licenses by CTI or the formation and licensing of a joint venture between the parties, a one-half share of the Company's net income from such operations. The agreement also provides for the formation of a joint venture to distribute the gaming machines and operate MSP systems with these gaming machines in certain jurisdictions. The parties are currently in dispute concerning the respective performance of the terms of the agreement which may result in arbitration for settlement of the matter.

     In November 1996, the Company entered into an agreement with a third party requiring that the Company pay $330,000, in monthly installments, through March 1998 in exchange for the enhancement of certain aesthetic qualities of existing and future video interactive gaming machines.

     In December 1996, a class action complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. In May 1997, a class complaint was filed in the United States District Court of Nevada by Barry Schwartz and Julian Phelps against the Company and certain present and former Company executives. The complaints allege that the market price of the Company's common stock was artificially inflated during the Class Period due to misrepresentation and omissions in press releases and other statements made by the Company's executives to the investing public. Management believes these claims to be without merit and intends to vigorously defend these actions. While the outcome of the actions described above is not presently determinable, management does not expect that the outcome will have a material adverse effect on the Company's results of operations, financial position or cash flows.

     The Company and its subsidiaries are also involved from time to time in various claims and legal actions arising in the ordinary course of business including, but not limited to, claims brought by patrons of the Company's MSP games wherein the patron may allege the winning of jackpot awards or some multiple thereof. Management believes that the likelihood of success by those making such claims is remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this document and the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED
    TO THE SIX MONTHS ENDED JUNE 30, 1996

OVERVIEW

     Income from operations and net income decreased from $5,927,417 and $4,399,337, respectively for the six months ended June 30, 1996, to losses of ($6,199,096) and ($3,831,771), respectively, for the same period in 1997. This represents a decrease of $12,126,513 in income from operations and a decrease of $8,231,108 in net income. The decrease in income from operations and net income is primarily related to an increase in the cost of goods sold as a percentage of revenues and an increase in selling, general and administrative costs for the six months ended June 30, 1997 as compared to the same period in 1996.

REVENUES

     Revenues decreased from $34,131,928 for the six months ended June 30, 1996, to $31,266,764 for the same period in 1997, a decrease of $2,865,164 or 9%. The decrease in revenues is primarily attributable to a decrease in sales of the Company's OASIS-TM- II system for the six month period ended June 30, 1997, compared to same period in 1996 partially offset by increased progressive operation revenue and revenue from the sale of gaming machines. Revenues from progressive operations increased from $10,703,457 for the six months ended June 30, 1996, to $12,147,938 for the same period in 1997, an increase of $1,444,481, or 14%. The increase in progressive operations is due primarily to the increased number of linked games in operation for the six months ended June 30, 1997, as compared to the same period in 1996. The Company had revenue from the sale of gaming machines of $2,491,000 for the six months ended June 30, 1997, as compared to no similar revenue during the same period in 1996.

COSTS AND EXPENSES

     Costs and expenses increased from $28,204,511 for the six months ended June 30, 1996, to $37,465,860 for the same period in 1997, an increase of $9,261,349, or 33%. Operating costs and expenses, excluding cost of goods sold, increased as a percentage of revenues from 35% for the six months ended June 30, 1996, to 56% for the same period in 1997. Cost of goods sold increased from $16,363,767 for the six months ended June 30, 1996, to $19,919,227 for the same period in 1997, an increase of $3,555,460. Gross margins as a percentage of revenues decreased from 52% for the six months ended June 30, 1996 to 36% for the same period in 1997. The decrease in gross margin is primarily attributable to the increase in the percentage of total revenue contributed by MSP and gaming machine operations, which generally have lower gross margins than the Company's systems business.

     Selling, general and administrative expenses increased from $9,128,069 for the six months ended June 30, 1996, to $13,029,973 for the same period in 1997, an increase of $3,901,904. The increase is primarily attributable to increased personnel and associated payroll and marketing expenses.

     Research and development expenses increased from $1,479,482 for the six months ended June 30, 1996, to $1,902,164 for the same period in 1997. Major expenditures during the six months ended June 30, 1997 primarily included the development of additional OASIS II system products and video interactive games. Research and development expenses as a percentage of revenues increased from 4% for the six months ended June 30, 1996, to 6% for the same period in 1997.

     Depreciation and amortization increased from $1,233,193 for the six months ended June 30, 1996, to $2,614,496 for the same period in 1997. The increase is primarily due to depreciation of the increased number of MSP games in operation.

     Other income is comprised of the components of rental, interest and other forms of income, offset by interest expense, not derived from normal operations. Other income decreased from $554,327 for the six months ended June 30, 1996, to $480,068 for the same period in 1997.

NET INCOME (LOSS)

     Net income decreased from $4,399,337 for the six months ended June 30, 1996, to a loss of ($3,831,771) for the same period in 1997, a decrease of $8,231,108. The decrease in net income is due primarily to the decrease in revenues from the sale of OASIS II systems, the increase in the sale of products with lower gross margins and the increase in the Company's fixed overhead costs associated with the start-up of the CDS Games division. Based on the net loss experienced through the first six months of 1997, the maturation of OASIS II system sales and the relatively recent introduction of CDS gaming machines into the market place, the Company believes it is likely to report a net loss for the year ended December 31, 1997. While there can be no assurance, the Company could experience profit in the remaining quarters of 1997 depending on numerous business factors including, but not limited to, the timing of system contracts, the volume of game sales, and performance of the Company's multi-site progressive operations.


QUARTER ENDED JUNE 30, 1997, COMPARED
  TO THE QUARTER ENDED JUNE 30, 1996

OVERVIEW

     Income from operations and net income decreased from $3,465,296 and $2,725,010, respectively for the three months ended June 30, 1996, to losses of ($1,108,581) and ($544,542), respectively, for the same period in 1997. This represents a decrease of $4,573,877 in income from operations and a decrease of $3,269,552 in net income. The decrease in income from operations and net income is primarily related to decreased OASIS-TM- II systems sales and increased costs associated with the CDS Games division.

REVENUES

     Revenues decreased from $19,258,409 for the three months ended June 30, 1996, to $18,056,545 for the same period in 1997, a decrease of $1,201,864, or 6%. The decrease in revenues is primarily attributable to a decrease in sales of the Company's OASIS II systems for the three month period ended June 30, 1997, compared to the same period in 1996. This decrease was partially offset by revenues from the sale of gaming machines for the quarter ended June 30, 1997, compared with no revenues from the sale of gaming machines in the quarter ended June 30, 1996.

COSTS AND EXPENSES

     Costs and expenses increased from $15,793,113 for the three months ended June 30, 1996, to $19,165,126 for the same period in 1997, an increase of $3,372,013, or 21%. Operating costs and expenses, excluding cost of goods sold, increased as a percentage of revenues from 33% for the three months ended June 30, 1996, to 49% for the same period in 1997. Cost of goods sold increased from $9,400,306 for the three months ended June 30, 1996, to $10,401,630 for the same period in 1997, an increase of $1,001,324. Gross margins as a percentage of revenues decreased from 51% for the three months ended June 30, 1996 to 42% for the same period in 1997. The decrease in gross margin is primarily attributable to the increase in the percentage of total revenue contributed by sale of gaming machines, which generally have a lower gross margin than other CDS products.

     Selling, general and administrative expenses increased from $4,979,301 for the three months ended June 30, 1996, to $6,350,407 for the same period
in 1997, an increase of $1,371,106.       Selling, general and administrative
expenses as a percentage of revenues increased from 26% for the three months ended June 30, 1996, to 35% for the same period in 1997. The increase is primarily attributable to an increase in payroll, consulting and professional fees and to an increase in the allowance for doubtful accounts.

     Research and development expenses increased from $749,482 for the three months ended June 30, 1996, to $1,079,763 for the same period in 1997. Major expenditures during the three months ended June 30, 1997 primarily included the development of additional video interactive games. Research and development expenses as a percentage of revenues increased from 3% for the three months ended June 30, 1996, to 7% for the same period in 1997.

     Depreciation and amortization increased from $664,024 for the three months ended June 30, 1996, to $1,333,326 for the same period in 1997. The increase is primarily due to depreciation of an increased number of MSP games in operation.

     Other income is comprised of the components of rental, interest and other forms of income, offset by interest expense, that are not the result of normal operations. Other income decreased from $453,072 for the three months ended June 30, 1996, to $295,698 for the same period in 1997.

NET INCOME (LOSS)

     Net income decreased from $2,725,010 for the three months ended June 30, 1996, to a loss of ($554,542) for the same period in 1997, a decrease of $3,279,552. The decrease in net income is due primarily to the decrease in revenues from the sale of OASIS II systems, the increase in the sale of products with a lower gross margin, and the increase in the Company's fixed overhead costs primarily associated with the start-up of the CDS Games division. Based on the net loss experienced through the first six months of 1997, the maturation of OASIS II system sales and the relatively recent introduction of CDS gaming machines into the market place, the Company believes it is likely to report a net loss for the year ended December 31, 1997. While there can be no assurance, the Company could experience profit in the remaining quarters of 1997 depending on numerous business factors including, but not limited to, the timing of system contracts, the volume of game sales, and performance of the Company's MSP operations.

LIQUIDITY AND CAPITAL RESOURCES


     To date, the Company has financed its operating and capital expenditures primarily through cash flows from its operations and cash from proceeds of its equity offerings. The Company had cash and cash equivalents of $21,493,515 at June 30, 1997, as compared to $21,482,173 at December 31,
1996.  The Company generated cash from operations of $6,959,786 during the
six months ended June 30, 1997.   The most significant factor contributing to
this cash generation was collection activity resulting in a net decrease of accounts receivable of $3,881,691 for the six months ended June 30, 1997.

     The Company used $5,945,975 in investing activities for the six months ended June 30, 1997. These investmenting activities included: $2,812,476 investment in software development; $2,015,614 in equipment to be used in operations; $55,197 for the purchase of intangible assets and $1,062,688 invested in held-to-maturity securities.

     The Company used $1,002,469 in financing activities for the six months ended June 30, 1997. The Company received proceeds from the sale of common stock related to the employee stock option plan of $8,865 and made payments on outstanding debt of $1,011,334.

     Certain jurisdictions in which MSP systems are operated require the Company to maintain segregated funds for the payment of jackpot prizes. The amount of funds required is dependent on several factors, including the type and denomination of games and regulatory requirements. At June 30, 1997, the Company's accrued slot liability for its MSP systems aggregated approximately $16,163,000 and the unaccrued slot liability was approximately $2,380,000. The unaccrued slot liability is the amount of the initial primary jackpots that has not been fully accrued. In connection with these slot liabilities and in accordance with gaming requirements, the Company established segregated cash accounts aggregating approximately $14,078,000 at June 30, 1997 to ensure availability of adequate funds to pay this liability. The Company also has investment securities approximating $6,385,000 segregated as of June 30, 1997 for the payment of jackpots already won. Although statistically remote, a possibility exists that multiple jackpots may be awarded prior to the time period over which game play has generated sufficient revenue to accrue each jackpot reset amount. Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

     The Company has financed certain equipment under agreements for an aggregate amount of $3,471,012. These equipment agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three-year letter of credit securing payment in the amount of 50% of the current principal balance.

       During May 1996, the Company entered into a $20,000,000 revolving line of credit ("line of credit") with U.S. Bank of Nevada which expires in May 1998. The line of credit is secured by the Company's accounts receivable, inventory and general intangibles. The line of credit bears interest at a variable rate equal to the bank's base rate, which was 8.25% at June 30, 1997. There was no amount outstanding under the line of credit at June 31, 1997. Advances under the line are limited to a multiple of the Company's earnings before interest, taxes, depreciation, and amortization over the past four quarters and are also subject to maintenance of certain financial covenants and ratios. The Company has reserved $5 million of this line of credit to secure an irrevocable letter of credit pursuant to equipment financing agreements. These equipment agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three year letter of credit securing payment in the amount of 50% of the outstanding principal balance.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements that are forward-looking, such as statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well other capital spending, financial sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the ability of the Company to develop gaming machines that offer technological advantages or unique entertainment features in order for the Company to be able to effectively compete in the gaming machine market; possible adverse affects if the Company experiences delays in developing or obtaining regulatory approval of new products or enhancements or such products do not gain customer acceptance; the difficulty in competing with well established competitors in markets for the Company's products, including without limitation, casino management information systems and gaming machines; the dependence upon Steven Weiss a key employee of the Company; the general profitability of the gaming industry at large substantially affects the Company's opportuity for sales of its products; and the Company's ability to protect the intellectual property upon which it relies can never be guarenteed even though the Company takes precautions to protect such intellectual property.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In December 1996, a class action complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. In May 1997, a class complaint was filed in the United States District Court of Nevada by Barry Schwartz and Julian Phelps against the Company and certain present and former Company executives. The complaints allege that the market price of the Company's common stock was artificially inflated during the Class Period due to misrepresentation and omissions in press releases and other statements made by the Company's executives to the investing public. Management believes these claims to be without merit and intends to vigorously defend these actions. While the outcome of the actions described above is not presently determinable, management does not expect that the outcome will have a material adverse effect on the Company's results of operations, financial position or cash flows.

     The Company and its subsidiaries are also involved from time to time in various claims and legal actions arising in the ordinary course of business including, but not limited to, claims brought by patrons of the Company's MSP games wherein the patron may allege the winning of jackpot awards or some multiple thereof. Management believes that the likelihood of success by those making such claims is remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on May 22,
         1997.
         The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

                                                       Withheld
                 Nominee             In Favor          Authority
                 -------             --------          ---------
             Steven A. Weiss   --   16,361,895    --    303,822
             Diana L. Bennett  --   16,359,632    --    306,085
             Russell C. Mix    --   16,368,569    --    297,148
             William M. Mower  --   16,366,219    --    299,498
             Phil Bryan        --   16,348,311    --    317,406
             Daniel N. Copp    --   16,366,219    --    298,945

        The descriptions provided above of the matter considered at the 1997 Annual Meeting of Shareholders are qualified in their entirety by reference to the Commpany's Proxy Statement related to such meeting.


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

                                                  CASINO DATA SYSTEMS
                                                      Registrant



Date:  August 11, 1997                          s/Diana L. Bennett
     -----------------                          ----------------------------
                                                  Diana L. Bennett
                                                  President, Chief Operating
                                                  Officer, and Director


Date:  August 11, 1997                          s/Ronald M. Rowan
     -----------------                          ----------------------------
                                                  Ronald M. Rowan
                                                  Corporate Controller
                                                  (Principal Accounting Officer)