Form 10-Q
period 1997-09-30
CASINO DATA SYSTEMS
filed 1997-11-14
CIK 898756

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q




(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                  For the quarterly period ended: SEPTEMBER 30, 1997
                                                  ------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                    For the transition period from      to
                                                   -----   ------
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
                        [ X ] Yes      [   ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,055,022 shares of common
stock outstanding as of October 7, 1997.         ---------------------------
----------------------------------------

                                 CASINO DATA SYSTEMS
                                        INDEX



                                                                        PAGE NO.
                                                                        --------
PART I.                 FINANCIAL INFORMATION

    Item 1.  Financial Statements:

         Unaudited Consolidated Balance Sheet
         September 30, 1997 and December 31, 1996 (audited)                3-4

         Unaudited Consolidated Statements of Operations
         For the nine months ended September 30, 1997 and 1996               5

         Unaudited Consolidated Statements of Operations
         For the three months ended September 30, 1997 and 1996              6

         Unaudited Consolidated Statements of Cash Flows
         For the nine months ended September 30 1997 and 1996                7

         Notes to Unaudited Consolidated Financial Statements              8-12

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          13-17

PART II.                OTHER INFORMATION

    Items 1-6                                                              18

    Signatures                                                             19

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 CASINO DATA SYSTEMS
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)



                                                             September 30,        December 31,
                                                                  1997                1996
                                                             -------------       -------------
ASSETS
Current Assets:
   Cash and cash equivalents including restricted amounts
    of approximately $15,700,000 and $12,000,000,
    respectively                                             $  26,188,379        $ 21,482,173
  Investment securities including restricted amounts of
    $455,326 and $440,000, respectively                            455,326             844,303
  Accounts receivable, net of allowance for doubtful
  accounts of $2,496,000 and $2,400,000, respectively           11,606,868          20,369,624
  Due from related parties, net of allowance for doubtful
    accounts of $0 and $500,000, respectively                      244,000           2,512,143
  Current portion of notes receivable                            1,510,141           3,520,542
  Income tax receivable                                          2,144,943           1,288,561
  Inventories, net of reserve of $640,000 and $0,
    respectively                                                17,274,888          15,219,571
  Deferred tax asset                                               282,360           2,261,877
  Prepaid expenses and other current assets                      1,656,446           1,265,601
                                                             -------------       -------------
    Total current assets                                        61,363,351          68,764,395

Property and equipment, net                                     34,487,219          35,435,854
Investment securities, including restricted amounts of
  approximately $5,425,000 and $4,474,000, respectively          6,904,272           5,957,956
Notes receivable, excluding current portion                      1,780,761           1,280,321
Intangible assets, net                                           9,245,390           9,539,254
Software development costs, net of accumulated amortization
  of $109,636 and $54,736, respectively                          7,418,337           2,903,288
Deferred tax asset                                               3,095,462           1,115,945
Deposits                                                           431,811             425,331
                                                             -------------       -------------


    Total assets                                             $ 124,726,603       $ 125,422,344
                                                             -------------       -------------
                                                             -------------       -------------



                                     (continued)

LIABILITIES AND SHAREHOLDERS' EQUITY


                                                        September 30,        December 31,
                                                             1997                1996
                                                        -------------        ------------
Current liabilities:
    Current portion of long-term debt                   $   2,146,402        $  2,032,187
    Accounts payable                                        2,410,397           2,939,888
    Accrued expenses and customer deposits                  4,550,224           2,691,341
    Accrued slot liability                                  4,117,993           2,874,918
                                                        -------------       -------------
      Total current liabilities                            13,225,016          10,538,334

Noncurrent liabilities:
    Long-term debt, excluding current portion                 824,471           2,450,159
    Accrued slot liability                                 13,570,925           9,257,308
                                                        -------------       -------------
      Total noncurrent liabilities                         14,395,396          11,707,467

Shareholders' equity:
    Common stock; authorized 100,000,000 shares,
    no par value; 18,055,022 issued and outstanding
    at September 30, 1997 and 18,033,647 issued and
    outstanding at December 31, 1996                       83,733,393          83,624,448
    Retained earnings                                      13,372,798          19,552,095
                                                        -------------       -------------
      Total shareholders' equity                           97,106,191         103,176,543
                                                        -------------       -------------

    Total liabilities and shareholders' equity          $ 124,726,603       $ 125,422,344
                                                        -------------       -------------
                                                        -------------       -------------



        See accompanying notes to unaudited consolidated financial statements

                                 CASINO DATA SYSTEMS
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                     (UNAUDITED)

                                                       1997          1996
                                                   -----------    -----------
Revenues:
   Systems and product sales                       $24,361,092    $37,619,317
   Gaming operations                                17,452,244     17,767,132
                                                   -----------    -----------
                                                    41,813,336     55,386,449
                                                   -----------    -----------

Costs and expenses:
   Cost of goods sold                               27,345,288     27,678,847
   Selling, general and administrative              17,788,882     14,175,663
   Research and development                          2,935,570      2,214,480
   Depreciation and amortization                     3,857,755      2,016,857
                                                   -----------    -----------

     Total costs and expenses                       51,927,495     46,085,847
                                                   -----------    -----------

(Loss) income from operations                      (10,114,159)     9,300,602
                                                   -----------    -----------

Other income (expense):
   Interest and other income                         1,150,920      5,087,124
   Interest expense                                   (259,557)      (369,521)
                                                   -----------    -----------

     Total other income                                891,363      4,717,603
                                                   -----------    -----------

(Loss) income before income taxes                   (9,222,796)    14,018,205
Income tax (benefit) expense                        (3,043,500)     4,608,075
                                                   -----------    -----------

Net (loss) income                                  ($6,179,296)    $9,410,130
                                                   -----------    -----------
                                                   -----------    -----------

Net (loss) income per common and equivalent share  $     (0.34)   $      0.55
                                                   -----------    -----------
                                                   -----------    -----------

Weighted average shares outstanding                 18,036,000     17,132,000
                                                   -----------    -----------
                                                   -----------    -----------



        See accompanying notes to unaudited consolidated financial statements

                                 CASINO DATA SYSTEMS
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                     (UNAUDITED)


                                                       1997           1996
                                                   -----------    -----------
Revenues:
   Systems and product sales                       $ 5,242,266    $14,190,846
   Gaming operations                                 5,304,306      7,063,675
                                                   -----------    -----------
                                                    10,546,572     21,254,521
                                                   -----------    -----------

Costs and expenses:
   Cost of goods sold                                7,426,061     11,315,080
   Selling, general and administrative               4,758,909      5,047,594
   Research and development                          1,033,406        734,998
   Depreciation and amortization                     1,243,259        783,664
                                                   -----------    -----------

     Total costs and expenses                       14,461,635     17,881,336
                                                   -----------    -----------

(Loss) Income from operations                       (3,915,063)     3,373,185
                                                   -----------    -----------

Other income (expense):
   Interest and other income                           486,926      4,279,634
   Interest expense                                    (75,631)      (116,358)
                                                   -----------    -----------
     Total other income                                411,295      4,163,276
                                                   -----------    -----------

(Loss) income before income taxes                   (3,503,768)     7,536,461
Income tax (benefit) expense                        (1,156,243)     2,525,668
                                                   -----------    -----------

Net (loss) income                                  ($2,347,525)   $ 5,010,793
                                                   -----------    -----------
                                                   -----------    -----------

Net (loss) income per common and equivalent share  $     (0.13)   $      0.27
                                                   -----------    -----------
                                                   -----------    -----------

Weighted average shares outstanding                 18,038,000     18,430,000
                                                   -----------    -----------
                                                   -----------    -----------



        See accompanying notes to unaudited consolidated financial statements

                                 CASINO DATA SYSTEMS
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                     (UNAUDITED)



                                                                   1997           1996
                                                              ------------    -----------
Cash flows from operating activities:
   Net (loss) income                                          $ (6,179,296)   $ 9,410,130
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:

   Depreciation and amortization                                 3,857,755      2,113,304
   Provision for doubtful accounts                                 404,000           -
   Net increase in deferred tax asset                                 -        (1,912,512)
   Changes in assets and liabilities
       Decrease (increase) in accounts receivable, notes
         receivable and due from related parties                11,280,478    (12,835,565)
       Increase in inventories                                  (2,055,317)    (9,543,728)
       Decrease in prepaid expenses, other current
         assets and deposits                                      (397,326)    (2,614,292)
       Decrease in accounts payable                               (529,491)     1,395,562
       Increase in slot liability, accrued expenses and
         customer deposits                                       7,415,575      8,225,530
                                                              ------------   ------------
Net cash provided by (used in) operating activities             13,796,378     (5,761,571)
                                                              ------------   ------------

Cash flows used in investment activities:
   Net increase in investment securities                          (557,339)    (4,950,471)
   Acquisitions of property and equipment                       (2,442,844)   (11,429,398)
   Investment in software development                           (4,569,949)             -
   Increase in intangible assets                                  (117,512)    (3,534,623)
                                                              ------------   ------------
     Net cash used in investment activities                     (7,687,644)   (19,914,492)
                                                              ------------   ------------

Cash flows (used in) provided by financing activities:
   Repayment of debt                                            (1,511,473)    (1,410,676)
   Proceeds from issuance of notes                                       -      2,080,186
   Net proceeds from issuance of common stock                      108,945     46,515,565
                                                              ------------   ------------
     Net cash provided by financing activities                  (1,402,528)    47,185,075
                                                              ------------   ------------

Net increase in cash and cash equivalents                        4,706,206     21,509,012
Cash and cash equivalents at beginning of period                21,482,173     13,156,998
                                                              ------------   ------------
Cash and cash equivalents at end of period                    $ 26,188,379   $ 34,666,010
                                                              ------------   ------------
                                                              ------------   ------------





    See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of the Company:
CDS Services Company; CDS Graphics and Imaging Company; CDS Signs, Inc.; TurboPower Software Company, and CDS Gaming Company (collectively the "Company"). The Company currently operates in one line of business whose operations consist principally of: (i) the development, licensing and sale of casino management information systems (the Oasis-TM- II System); (ii) the operation of multi-site link progressive (MSP) systems; (iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals and for use by the Company's own software engineers. The Company currently operates solely in the U.S.

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share, (SFAS 128) which establishes standards for computing and presenting earnings per share (EPS), which replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data will be restated to conform to SFAS 128. Adoption of SFAS 128 would have no impact on net loss per share for the nine and three months ended September 30, 1997.

    In February 1997, the Financial Accounting Standard Board issued SFAS No.129, "Disclosure of Information about Capital Structure" (SFAS No.129). SFAS No.129 establishes standards for disclosing information about an entity's capital structure. The Company complies with the disclosure requirements of this statement which is effective for periods ending after December 15, 1997 and anticipates that implementation will not significantly impact the Company's financial presentation of its capital structure.

    In June 1997, the Financial Accounting Standard Board issued SFAS No.130, "Reporting Comprehensive Income" (SFAS No.130). SFAS No.130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact on the financial statements and, for the three months and nine months ended September 30, 1997, the Company believes that SFAS No.130 will not result in comprehensive income different from the net income reported in the accompanying consolidated financial statements.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No.
131). SFAS No. 131 establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact on the financial statements.

(2)   INVENTORIES:

    Inventories consist of the following:

                                         September 30,   December 31,
                                              1997           1996
                                         -------------   ------------
    Raw materials                          $10,419,763    $ 9,943,220
    Work in process                            635,297        663,340
    Finished goods                           6,219,828      4,613,011
                                           -----------    -----------
                                           $17,274,888    $15,219,571
                                           -----------    -----------
                                           -----------    -----------

As of September 30, 1997, approximately $3,150,000 of finished goods inventory represented gaming machines located at various casino sites on a no obligation trial basis. Such machines will either be purchased by the respective casino at the expiration of the trial period or will be returned to the Company. Returned games may be sold at a discount, refurbished or returned to casino sites on new trial periods. Games to be sold at a discount are adjusted to the lower of cost or market upon return to the Company. Refurbishment costs are expensed as incurred.

(3) INTANGIBLE ASSETS:

Intangible assets consist of costs associated with the establishment of trademarks, copyrights and patents; purchase of a patent license; gaming licenses in various jurisdictions; the excess of the purchase price over the net assets of an acquired business (goodwill); and the purchase price of a technology release agreement; all of which are capitalized and amortized using the straight-line or revenue matching method over a period of 3.5 years to 15 years.

During 1996, the Company capitalized $4,932,646 in costs associated with the acquisition of a Telnaes patent license which will be utilized in certain gaming machines developed by the Company. The patent expires in May 2001 and will be amortized using the straight-line method over its remaining life of 3.5 years beginning in the fourth quarter of 1997 commensurate with the sale of gaming machines utilizing the Telnaes patent.

(4) LONG-TERM DEBT:

    During May 1996, the Company entered into a $20,000,000 revolving line of credit ("line of credit") with U.S. Bank of Nevada which expires in May 1998. The line of credit is secured by the Company's accounts receivable, inventory and general intangibles. The line of credit bears interest at a variable rate equal to the bank's base rate, which was 8.25% at September 30, 1997. There was no amount outstanding or available under the line of credit at September 30, 1997. Advances under the line are limited to a multiple of the Company's earnings before interest, taxes, depreciation, and amortization over the past four quarters and are also subject to maintenance of certain financial covenants and ratios. The Company has reserved $5 million of this line of credit to secure an irrevocable letter of credit pursuant to other equipment financing agreements. These equipment financing agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three year letter of credit securing payment in the amount of 50% of the outstanding principal balance.

Future minimum payments under equipment financing agreements are as follows:

                                                                  Payments
                                                                  --------
         1997 remaining payments                                $  588,983
         1998                                                    2,315,997
         1999                                                      267,173
         2000                                                        9,315
                                                                ----------
         Total minimum payments                                  3,181,468
         Less interest                                             210,595
                                                                ----------
         Minimum payments less interest                          2,970,873
         Less current portion                                    2,146,402
                                                                ----------
         Long-term portion                                      $  824,471
                                                                ----------
                                                                ----------


(5) NET (LOSS) INCOME PER COMMON SHARE:

    The following is an analysis of the components of the shares used to compute net income (loss) per share:

                                                          Three months ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                         1997          1996
                                                      ----------    ----------
    Weighted average shares outstanding               18,038,245    17,853,771
    Weighted average shares outstanding related
    to the shares granted under the employee stock
    option plan                                                0       576,229
                                                      ----------    ----------
                                                      18,036,000    18,430,000
                                                      ----------    ----------
                                                      ----------    ----------

(6) RELATED PARTY TRANSACTIONS:

    A shareholder and former director of the Company and the spouse (collectively the "Principals") of the Chairman of the Company are majority shareholders in Kiland Distributing Corporation ("KDC"), a distributor of the Company's products. Prior to the reporting period, the Company utilized KDC for substantially all sales in the mid-west region of the United States. During the nine months ended September 30, 1997, the Company made sales to KDC of approximately $169,000. The sales, recorded net of distributor discounts, represent less than 1% of the Company's revenues for the nine months ended September 30, 1997. The Company and KDC reached an agreement regarding the settlement of accounts receivable of $3,059,497 for approximately $2.4 million. The settlement included the transfer of substantially all of KDC's assets to the Company which included cash, accounts receivable and fixed assets. The settlement also included forgiveness of certain accounts payable from the Company to KDC and the execution of a $144,000 unsecured promissory note from the Principals to the Company. The promissory note bears interest at 10% and matures on February 7, 1998. Concurrent with the settlement, the Company terminated its business relationship with KDC.

    A director of the Company is associated with a law firm that has rendered various legal services to the Company. The Company paid the firm $48,363 during the nine months ended September 30, 1997, for legal services rendered.

(7) COMMITMENTS & CONTINGENCIES:

    In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial base jackpot component followed by an annuity (progressive component) paid out over 20 years when the prize is won. The base jackpot component is charged to revenue ratably over the amount of coin play expected to precede payout based on a statistical analysis. The progressive jackpot component increases based on the number of coins played. The accrual of the liability commensurate with coin play matches recognition of costs and revenues. The possibility exists that the winning combination may be hit before the Company has fully accrued the base jackpot component, at which time the unaccrued portion would be expensed. The unaccrued portion at September 30, 1997 was approximately $1,346,966. To ensure adequate funds are available to pay the slot liability, and to comply with gaming regulatory requirements, the Company has established segregated cash accounts aggregating approximately $15,710,000 at September 30, 1997. The Company also has approximately $5,880,000 segregated for the annuity payments of jackpots already won.

    On February 5, 1996, the Company entered into a five-year cross-license and development agreement with Casino Technology Incorporated ("CTI"), licensee of certain intellectual property rights for the Caribbean Stud video poker game, to use certain of these property rights to develop and manufacture gaming machines and to operate MSP systems using these machines in certain jurisdictions. The agreement provides for the Company to pay fixed royalties or, upon receipt of certain gaming licenses by CTI, the formation and licensing of a joint venture between the parties. The parties would equally share in the net income of the joint venture. The parties are currently in dispute concerning the respective performance of the terms of the agreement which is currently in arbitration. In October 1997, the Company discontinued the two Caribbean Stud video poker MSP systems. The Company will convert the Caribbean Stud video poker games to other video poker programs in preparation for sale. Management expects to sell these games at a discounted price that exceeds book value. The conversion costs will be expensed as incurred.

    In November 1996, the Company entered into an agreement with a third party requiring that the Company pay $330,000, in monthly installments, through March 1998 in exchange for the enhancement of the artistic display qualities of existing and future video interactive gaming machines.

    In December, 1996, a class action complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. In May 1997, a separate class action complaint was filed in the United States District Court of Nevada by Barry Schwartz and Julian Phelps against the Company and certain present and former Company executives. The complaints allege that the market price of the Company's common stock was artificially inflated during the Class Period due to misrepresentation and omissions in press releases and other statements made by the Company's executives to the investing public. Management believes these claims to be without merit and intends to vigorously defend against these actions. While the outcome of the actions described above is not presently determinable, management does not expect that the outcome will have a material adverse effect on the Company's results of operations, financial position or cash flows.

    The Company and its subsidiaries are also involved from time to time in various claims and legal actions arising in the ordinary course of business including, but not limited to, administrative claims and legal actions brought in state and federal courts by patrons of the Company's MSP games, wherein the patron may allege the winning of jackpot awards or some multiple thereof. Because of the size of the jackpots that a patron may play for, related patron disputes often involve sizable claims. The loss of a sizable patron dispute claim could have a material adverse effect on the Company, However, management believes that the likelihood of success by those making such claims is remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.




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

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED
    TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

OVERVIEW

    Income from operations and net income decreased from $9,300,602 and $9,410,130, respectively for the nine months ended September 30, 1996, to losses of ($10,114,159) and ($6,179,296), respectively, for the same period in 1997. This represents a decrease of $19,414,761 in income from operations and a decrease of $15,589,429 in net income. The decrease in income from operations and net income is primarily related to a decrease in total revenues and an increase in the cost of goods sold as a percentage of revenues for the nine months ended September 30, 1997 as compared to the same period in 1996.

REVENUES

    Revenues decreased from $55,386,449 for the nine months ended September 30, 1996, to $41,813,336 for the same period in 1997, a decrease of $13,573,113 or 25%. The decrease in revenues is primarily attributable to a decrease in sales of the Company's OASIS II system for the nine month period ended September 30, 1997, compared to same period in 1996 partially offset by increased revenues from the sale of gaming machines. The Company had revenue from the sale of gaming machines of $3,913,548 for the nine months ended September 30, 1997, as compared to $2,431,698 during the same period in 1996. The increase in games sales is due primarily to an increased portfolio of licensed products.


COSTS AND EXPENSES

    Costs and expenses increased from $46,085,847 for the nine months ended September 30, 1996, to $51,927,495 for the same period in 1997, an increase of $5,841,648, or 13%. Operating costs and expenses, excluding cost of goods sold, increased as a percentage of revenues from 33% for the nine months ended September 30, 1996, to 59% for the same period in 1997. Cost of goods sold decreased from $27,678,847 for the nine months ended September 30, 1996, to $27,345,288 for the same period in 1997, a decrease of $333,559. Gross margins as a percentage of revenues decreased from 50% for the nine months ended September 30, 1996 to 35% for the same period in 1997. The decrease in gross margin is primarily attributable to the increase in the percentage of total revenue contributed by MSP and gaming machine operations, which generally have lower gross margins than the Company's systems business and to fixed overhead costs associated with producing and servicing the Company's products.

    In October 1997, the Company discontinued the two Caribbean Stud video poker MSP systems. While revenues from this product will be eliminated, management expects this discontinuance will have a positive effect on gross margin as the related fixed royalty fee will be eliminated. The Company will convert the Caribbean Stud video poker games to other video poker programs in preparation for sale. Management expects to sell these games at a discounted price that exceeds book value. The conversion costs will be expensed as incurred.

    Selling, general and administrative expenses increased from $14,175,663 for the nine months ended September 30, 1996, to $17,788,882 for the same period in 1997, an increase of $3,613,219. The increase is primarily attributable to higher personnel and associated payroll and marketing expenses.

    Research and development expenses increased from $2,214,480 for the nine months ended September 30, 1996, to $2,935,570 for the same period in 1997. Major expenditures during the nine months ended September 30, 1997 primarily included the development of additional video interactive games. Research and development expenses as a percentage of revenues increased from 4% for the nine months ended September 30, 1996, to 7% for the same period in 1997.

    Depreciation and amortization increased from $2,016,857 for the nine months ended September 30, 1996, to $3,857,755 for the same period in 1997. The increase is primarily due to depreciation of an increased number of MSP games in operation.

    Other income is comprised of rental, interest and other miscellaneous forms of income, offset by interest expense, not derived from normal operations.
Other income decreased from $4,717,603 for the nine months ended September 30, 1996, to $891,363 for the same period in 1997. The decrease is primarily due to a one-time settlement payment from IGT to the Company during the third quarter of 1996.

NET (LOSS) INCOME

    Net income decreased from $9,410,130 for the nine months ended September
30, 1996, to a loss of ($6,179,296) for the same period in 1997, a decrease of $15,589,246. The decrease in net income is due primarily to the decrease in revenues from the sale of OASIS II systems, the increase in the sale of products with lower gross margins and the increase in the Company's fixed overhead costs associated with the CDS Games division. Based on the net loss experienced through the first nine months of 1997, the maturation of OASIS II system sales and the relatively recent introduction of CDS Games into the market place, the Company believes it will report a net loss for the year ended December 31, 1997.

QUARTER ENDED SEPTEMBER 30, 1997, COMPARED
    TO THE QUARTER ENDED SEPTEMBER 30, 1996

OVERVIEW

    Income from operations and net income decreased from $3,373,185 and $5,010,793, respectively for the three months ended September 30, 1996, to losses of ($3,915,063) and ($2,347,525), respectively, for the same period in 1997. This represents a decrease of $7,288,248 in income from operations and a decrease of $7,358,318 in net income. The decrease in income from operations and net income is primarily related to decreased OASIS II systems sales, lower revenues from progressive operations and increased costs associated with the CDS Games division.

REVENUES

    Revenues decreased from $21,254,521 for the three months ended September
30, 1996, to $10,546,572 for the same period in 1997, a decrease of $10,707,949, or 50%. The decrease in revenues is primarily attributable to a decrease in sales of the Company's OASIS II systems and a decrease in revenues from progressive operations for the three month period ended September 30, 1997, compared to the same period in 1996. The decrease in revenues from progressive operations is primarily attributable to reduction in the average daily coin-in per machine.

COSTS AND EXPENSES

    Costs and expenses decreased from $17,881,336 for the three months ended September 30, 1996, to $14,461,635 for the same period in 1997, a decrease of $3,419,701, or 19%. Operating costs and expenses, excluding cost of goods sold, increased as a percentage of revenues from 31% for the three months ended September 30, 1996, to 67% for the same period in 1997. Cost of goods sold decreased from $11,315,080 for the three months ended September 30, 1996, to $7,426,061 for the same period in 1997, a decrease of $3,889,019. Gross margin as a percentage of revenues decreased from 47% for the three months ended September 30, 1996 to 30% for the same period in 1997. The decrease in gross margin is primarily attributable to the increase in the percentage of total revenue contributed by gaming machine sales, which generally have lower gross margins than other CDS products and increased overhead costs associated with producing and servicing the Company's products.

    In October 1997, the Company discontinued the two Caribbean Stud video poker MSP systems. While revenues from this product will be eliminated, management expects this discontinuance will have a positive effect on gross margin as the related fixed royalty fee will be eliminated. The Company will convert the Caribbean Stud video poker games to other video poker programs in preparation for sale. Management expects to sell these games at a discounted price that exceeds book value. The conversion costs will be expensed as incurred.

    Selling, general and administrative expenses decreased from $5,047,594 for the three months ended September 30, 1996, to $4,758,909 for the same period in 1997, a decrease of $288,685. This decrease reflects general cost reductions in most expense categories. Selling, general and administrative expenses as a percentage of revenues increased from 24% for the three months ended September 30, 1996, to 45% for the same period in 1997. Selling, general and administrative expenses increased as a percentage of revenue primarily due to the lower revenue base for the three months ended September 30, 1997 as compared to the same period in 1996.

    Research and development expenses increased from $734,998 for the three months ended September 30, 1996, to $1,033,406 for the same period in 1997. Major expenditures during the three months ended September 30, 1997 primarily included the development of additional video interactive games. Research and development expenses as a percentage of revenues increased from 4% for the three months ended September 30, 1996, to 10% for the same period in 1997.

    Depreciation and amortization increased from $783,664 for the three months ended September 30, 1996, to $1,243,259 for the same period in 1997. The increase is primarily due to depreciation of an increased number of MSP games in operation.

    Other income is comprised of rental, interest and other forms of income, offset by interest expense, that are not the result of normal operations. Other income decreased from $4,163,276 for the three months ended September 30, 1996, to $411,295 for the same period in 1997. The decrease is primarily due to a one-time settlement payment from IGT to the Company during the third quarter of 1996.

NET (LOSS) INCOME

    Net income decreased from $5,010,793 for the three months ended September 30, 1996, to a loss of ($2,347,525) for the same period in 1997, a decrease of $7,358,318. The decrease in net income is due primarily to the decreases in revenues from the sale of OASIS II systems and progressive operations, the increase in the sale of products with a lower gross margin and the increase in the Company's fixed overhead costs primarily associated with the start-up of the CDS Games division. Based on the net loss experienced through the first nine months of 1997, the maturation of OASIS II system sales, and the relatively recent introduction of CDS gaming machines into the market place, the Company believes it will report a net loss for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    To date, the Company has financed its operating and capital expenditures primarily through cash flows from its operations and cash from proceeds of its equity offerings. The Company had cash and cash equivalents of $26,188,379 at September 30, 1997, as compared to $21,482,173 at December 31, 1996. The Company generated cash from operations of $13,796,378 during the nine months ended September 30, 1997. The most significant factor contributing to this cash generation was collection activity resulting in a net decrease of accounts receivable of $11,280,478 for the nine months ended September 30, 1997.

    The Company used $7,687,644 in investing activities for the nine months ended September 30, 1997. These investment activities included: $4,569,949 investment in software development; $2,442,884 in equipment to be used in operations; $117,512 for the purchase of intangible assets and $557,339 invested in held-to-maturity securities.

    The Company used $1,402,528 in financing activities for the nine months ended September 30, 1997. The Company received proceeds from the sale of common stock related to the employee stock option plan of $108,945 and made payments on outstanding debt of $1,511,473.

    Certain jurisdictions in which MSP systems operate require that the Company maintain segregated funds for the payment of jackpot prizes. The amount of funds required is dependent on several factors, including the type and denomination of games and regulatory requirements. At September 30, 1997, the Company's accrued slot liability for its MSP systems aggregated approximately
$17,688,918 and the unaccrued slot liability was approximately $1,346,966.   The
unaccrued slot liability is the amount of the base jackpot component that has not been fully accrued. In connection with these slot liabilities and in accordance with gaming requirements, the Company established segregated cash accounts aggregating approximately $15,700,000 at September 30, 1997 to ensure availability of adequate funds to pay this liability. The Company also has investment securities approximating $5,880,000 segregated as of September 30, 1997 for the payment of jackpots already won. Although statistically remote, a possibility exists that multiple jackpots may be awarded prior to the time period over which game play has generated sufficient revenue to accrue each base jackpot amount. Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

    The Company has financed certain equipment under agreements for an aggregate amount of $2,970,873. These equipment agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three-year letter of credit securing payment in the amount of 50% of the current principal balance.

    During May 1996, the Company entered into a $20,000,000 revolving line of credit ("line of credit") with U.S. Bank of Nevada which expires in May 1998. The line of credit is secured by the Company's accounts receivable, inventory and general intangibles. The line of credit bears interest at a variable rate equal to the bank's base rate, which was 8.25% at September 30, 1997. There was no amount outstanding or available under the line of credit at September 30, 1997. Advances under the line are limited to a multiple of the Company's earnings before interest, taxes, depreciation, and amortization over the past four quarters and are also subject to maintenance of certain financial covenants and ratios. The Company has reserved $5 million of this line of credit to secure an irrevocable letter of credit pursuant to equipment financing agreements. The equipment financing agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three year letter of credit securing payment in the amount of 50% of the outstanding principal balance.

    The Company's ratio of unrestricted current assets to current liabilities was 3.5 to 1 at September 30, 1997, while the noncurrent liabilities to equity ratio was .15 to 1. Based on this financial position, the Company believes it could obtain additional long-term financing for working capital requirements resulting from growth that may exceed available cash and cash equivalents, cash to be provided by operations and funds available under its line of credit. However, there can be no assurance that the Company will be able to obtain additional sources of capital or that such capital could be obtained under generally favorable terms.

PRIVATE SECURITIES LITIGATION REFORM ACT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements that are forward-looking, such as statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well other capital spending, financial sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to developing gaming machines that offer technological advantages or unique entertainment features in order for the Company to be able to effectively compete in the gaming machine market. There are possible adverse effects upon revenues if the Company experiences delays in developing or obtaining regulatory approval of new products. There may be negative effects on revenues if new products or enhancements do not gain customer acceptance. There may be adverse effects on revenues due to the difficulty in competing with well established competitors in markets for the Company's products including without limitation, casino management information systems, MSP products and gaming machines. There may be adverse effects on revenues due to the risks associated with the dependence upon Steven Weiss, a key employee of the Company. The general profitability of the gaming industry at large substantially affects the Company's opportunity for sales of its products. The Company's ability to protect the intellectual property upon which it relies can never be guaranteed even though the Company takes precautions to protect its intellectual property.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In December, 1996, a class action complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. In May 1997, a separate class action complaint was filed in the United States District Court of Nevada by Barry Schwartz and Julian Phelps against the Company and certain present and former Company executives. The complaints allege that the market price of the Company's common stock was artificially inflated during the Class Period due to misrepresentation and omissions in press releases and other statements made by the Company's executives to the investing public. Management believes these claims to be without merit and intends to vigorously defend against them. While the outcome of the actions described above is not presently determinable, management does not expect that the outcome will have a material adverse effect on the Company's results of operations, financial position or cash flows.

    The Company and its subsidiaries are also involved from time to time in various claims and legal actions arising in the ordinary course of business including, but not limited to, administrative claims and legal actions brought in state and federal courts by patrons of the Company's MSP games, wherein the patron may allege the winning of jackpot awards or some multiple thereof. Because of the size of the jackpots that a patron may play for, related patron disputes often involve sizable claims. The loss of a sizable patron dispute claim could have a material adverse effect on the Company. However, management believes that the likelihood of success by those making such claims is remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits: Exhibit 27.  Financial Data Schedule

There were no reports filed on Form 8-K for the nine month period ended September 30, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CASINO DATA SYSTEMS
                                         Registrant




Date:    November 7, 1997
      ---------------------       ---------------------------------
                                       Diana L. Bennett
                                       President, Chief Operating
                                       Officer, and Director


Date:    November 7, 1997
      ---------------------       ---------------------------------
                                       Ronald M. Rowan
                                       Corporate Controller
                                       (Principal Accounting Officer)