Form 10-K405
period 1997-12-31
CASINO DATA SYSTEMS
filed 1998-03-31
CIK 898756

                                    FORM 10-K
                UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ____________ TO ___________

                            Commission File No. 0-21426

                                CASINO DATA SYSTEMS
               (Exact name of registrant as specified in its charter)

       NEVADA                                               88-0261839
       ---------------------------------------------------------------
     (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

   3300 BIRTCHER DRIVE
   LAS VEGAS, NEVADA                                                89118
   ----------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

                                    (702) 269-5000
                                    --------------
                (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                            ------

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
NO PAR VALUE                                                --------------
------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   ------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                Yes  X     No
                                   ------    -------

As of March 2, 1998, 18,065,897 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the common stock as reported on the NASDAQ National Market on March 2, 1998, was $3-3/8. The aggregate market value of the common stock on that date was $60,972,402. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III - Portions of the Registrant's definitive proxy statement in connection with the 1998 Annual Meeting of Shareholders are incorporated by reference into Items 10 through 13, inclusive.

ITEM 1.  BUSINESS

GENERAL
            Casino Data Systems (the "Company" or "CDS") is a designer and manufacturer of innovative technology-driven products for the gaming industry. The Company's primary products and systems include the (i) design and manufacture of casino management information systems, including the Company's historical core product, the OASIS-TM- II (On-Line Accounting and Slot Information System) System; (ii) operation of multi-site link progressive ("MSP") systems which link gaming machines in different casinos to allow patrons to compete for large, lifestyle-changing progressive jackpots; (iii) design and manufacture of innovative gaming machines and (iv) design and manufacture of meters, signs and graphics which allow the Company to offer integrated gaming systems with custom designed glass and graphics, progressive meters and customized overhead signage.

            CDS was incorporated on June 18, 1990 in Nevada. The Company grew rapidly by developing and marketing technologically advanced products, including its OASIS II casino management information systems and its Cool Millions-TM- MSP system, and through strategic acquisitions of businesses and technology to complement the Company's core products. Since their introduction in 1991, the Company's OASIS systems have been installed in approximately 85 casinos throughout North America encompassing over 110,000 gaming machines. Through the marketing and enhancement of its OASIS II systems, the Company has developed relationships with many major casinos in North America, which the Company believes provides it with an advantage in marketing and introducing its other products and systems. During 1993, the Company developed progressive meter technology and has since expanded and diversified its operations through the acquisition of graphics, signs and software businesses. During 1994, the Company launched its Cool Millions MSP system in Mississippi and was licensed by Nevada as a manufacturer and distributor of gaming devices. In February 1996, the Company entered into a series of agreements (the "Telnaes Agreements") to obtain certain non-exclusive rights to use certain patented virtual reel technology. Such technology can be used in reel spinning slot machines and enables the Company to create the high odds necessary to allow large progressive jackpots. In September 1996, pursuant to a confidential settlement agreement, in exchange for CDS and certain other companies granting back to International Game Technology ("IGT") all their respective rights under the Telnaes patent, IGT has granted the Company a fully paid, nontransferable (including change of control limitation), and royalty free license under the Telnaes patent. The Company currently uses the Telnaes Technology in its Safebuster game, the first reel spinning gaming device manufactured and sold by the Company. The Company will also use the Telnaes Technology in other reel spinning machines and in any future games that are added to its MSP systems. The Company also currently has approximately 50 proprietary video poker games and four proprietary video slot games licensed for general sale in various jurisdictions.

BUSINESS STRATEGY

            The Company's objective is to become the leading designer and manufacturer of innovative technology-driven products and services to meet the gaming industry's evolving needs into the next century. To meet this goal, the Company intends to continue to enhance and refine its existing products and systems, develop new and entertaining interactive gaming devices and continue its research and development efforts to maintain its ability to offer technologically advanced products in each of its businesses and further integrate its operations to provide the best possible products and services to its customers. The Company also continually reviews all components of its business for possible improvement of future profitability and shareholder value through acquisition, divesture, reengineering or restructuring. In the fourth quarter of 1997, the Company developed and initiated a restructuring plan designed to improve the Company's cost structure, streamline operations and divest the Company of underperforming assets. Implementation of the plan has resulted in certain asset impairment and various expected losses to be incurred upon the disposal of assets to be divested. Although the restructuring plan will have a materially adverse affect on the 1997 results of operations, management believes that the plan is necessary in order for the Company to achieve the greatest possible profitability in the future. The key elements of the Company's strategy are described below in relation to the Company's systems, products and other lines of business.

BUSINESS SEGMENTS

SYSTEMS AND PRODUCTS

CASINO MANAGEMENT INFORMATION SYSTEMS

             In order to maintain its position as a technological leader, the Company is continuing to expand its casino management information systems. The Company believes that sophisticated and reliable information systems will be a key element in the continued growth and success of the gaming industry. The Company's slot accounting and player tracking systems traditionally have been used by casinos to monitor play and to collect, integrate and analyze data from slot machines, MSP systems, video poker machines and other electronic gaming devices. The Company is expanding its slot accounting and player tracking system into a multi-faceted casino floor information system by using its technological expertise to develop software modules that allow the OASIS II system to support additional casino marketing, accounting, security and maintenance functions. OASIS II products introduced include ProTURBO-TM-, Surveillance Monitor-TM-, Maintenance Monitor-TM-, RapidPAGE-TM-, OASIS/Windows-TM- and PitBoss-TM-. In addition, the Company has wireless radio frequency communication capability in its OASIS II system. The Company continues the development of a Windows-Registration Mark-* and a Windows-Registration Mark- NT compatible version of OASIS II. The development of these system enhancements will enable OASIS II to improve communications and data exchange with the customer's hotel and other information management systems. Customers will have the ability to customize their casino management information systems either by adding new modules and features to their existing OASIS II systems as expansions or upgrades or by purchasing complete systems.

            OASIS II forms the core of the Company's casino management information system. The Company's casino management information systems comprise modular software applications designed to deliver real-time solutions to the gaming industry. The system uses advanced electronic monitoring equipment to collect, integrate, analyze and report data from traditional slot machines, multi-site progressive link machines, video poker and other electronic games. By linking on-line slot accounting and player tracking information, the OASIS II system allows casinos to perform sophisticated and customized data analysis in real-time.

            The Company's current DOS version of the OASIS-TM- II System's database is year 2000 compliant; however, certain modules are not. The Company expects to release an upgraded DOS version in the fourth quarter of 1998 that brings the non-compliant modules into year 2000 compliance. In addition, the Windows-Registration Mark- compatible version of the OASIS II System will fully integrate all modules of the system into year 2000 compliance. There is a plan in place to convert all OASIS II Systems being operated by customers of CDS to a year 2000 compliant version. The Company does not anticipate these conversions to have a materially adverse effect on operations. The Company believes that its MSP software is year 2000 compliant. The Company believes that its internal operating systems are year 2000 compliant.

            BlackBart-TM-, the on-line slot accounting feature of the OASIS II system, continuously records each coin that enters, exits, or is retained by each electronic gaming machine, monitors all jackpots and fills and calculates coin and currency drop values. This information is rapidly and continuously communicated to generate instant or "on-line" accounting of revenues and net win to casinos for all types of electronic gaming machines. An automated jackpot and fill program provides comprehensive jackpot accounting, security and control, including support for the Company's ProTURBO line of progressive jackpot meters, automatic federal and state tax withholding and automatic updates to the player tracking system. The ProTURBO central controller provides cost and operational advantages by eliminating individual controllers for each meter and by enabling casinos to control all meters from one central workstation, allowing casinos to reset meters without manually adjusting each meter.

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

            The Company continues to invest in its OASIS II casino management information systems to pursue a technology leadership position. The Company introduced a wireless radio frequency communications option for its OASIS II system. The Windows-based OASIS II systems will offer additional features, including enhanced SQL capability and open base connectivity, enabling the OASIS II system to exchange data with most property-wide information management systems. The Company will continue to enhance existing modules and develop new modules in the future; however, the Company is currently focusing its resources on completing the Windows compatible version of the OASIS II system. The Windows compatible version of the OASIS II system is scheduled for Alpha test in the second quarter of 1998. Delays in the completion of this test could have a materially adverse effect on the future sales of the OASIS II system.

VIDEO INTERACTIVE GAMING MACHINES
            The Company has developed a proprietary video interactive gaming machine platform which supports high-speed, high resolution video displays and CD-quality stereophonic sound with advanced memory and graphics capabilities. As a result of its advanced platform, the Company is able to develop gaming devices which have the ability to automatically adjust the speed of its graphics displays to match the player's speed of play, providing more rapid dealing action for fast players. The Company intends to develop additional interactive video gaming machines based on this platform and to develop more advanced platforms that will support additional graphics, animation, and other secondary game features designed to increase the entertainment value and interactivity of video gaming.

            The Company believes that its success in the video gaming business will be dependent upon its development and marketing of state-of-the-art interactive video gaming machines which will add entertainment value and encourage social interaction among players to enhance the gaming experience. To that end, the Company has developed the approximately 50 video poker games and four video slot games that are currently licensed in certain jurisdictions. In addition, the Company intends to develop new interactive video gaming devices with enhancements in production value, computer graphics and entertainment-focused secondary game features.

            In November 1996, the Company entered into an agreement with a third party for the development of art to be used in several innovative and interactive gaming machines. The agreement provided for a specific number of game enhancements to be completed within a specific period of time. The third party was not able to supply the Company with the number of adequately developed game enhancements as specified by the agreement and as of January 1998, the remaining payments due the third party were suspended pending completion of the contracted deliverables. Due to the significant delay in bringing any of these game enhancements to market and to various competitive developments in the fourth quarter of 1997, management does not expect that the Company will recover the entire cost of the payments made through December 31, 1997; therefore, the Company recorded a $4,402,000 impairment charge in the fourth quarter of 1997 related to capitalized amounts paid to the third party. Certain games will be submitted for regulatory approval in the second quarter of 1998.

REEL SPINNING SLOT MACHINES
            The Company intends to use the Telnaes Technology to manufacture reel spinning slot machines for general sale to casino customers and for use in its MSP systems. The reel spinning slot machines currently used by the Company in its MSP systems are manufactured by a third party supplier. The Company believes that currently only a small number of entities have the right to use the Telnaes Technology to produce traditional reel spinning slot machines. In addition, the Company also intends to use its position as an innovative designer of gaming technology to produce reel spinning slot machines incorporating advanced graphics and innovative secondary game features. The first of which is the Company's Safe Buster-TM- game. Safe Buster, jointly marketed by the Company and Anchor Gaming, features a three reel spinning slot machine with a prominent back-lit safe dial which, when matched to a random three number combination, can "crack" a mythical safe containing a jackpot payout. The Company will seek to distinguish itself from other manufacturers by offering customized interactive games that offer increased entertainment value to meet the gaming industry's evolving needs.

METERS, SIGNS AND GRAPHICS
            The Company believes that single, integrated product installations offer customers a cost-effective product and are the most efficient marketing strategy for the Company's meter, signs and graphics products. The Company intends to promote the marketing of product packages including overhead signage, in-machine and overhead progressive meters and customized glass design.

            The Company has developed a full line of progressive meters, controllers and progressive systems. A meter is a graphics display device for progressive jackpots which displays current jackpot size to gaming patrons. The Company's ProVIEW-TM- family of meters offers in-machine and overhead text messaging, odometer jackpot effects and graphic animation sequences. The meters are available in various sizes, configurations and resolutions. A controller is a data transmission device that links gaming machines and meters into a progressive system. The Company's ProLINK-TM-line of controllers allows operation of proprietary progressive systems within one or more of a casino operator's properties. A progressive system comprises meters and controllers that link together slot machines, allocates a portion of each wager to a progressive jackpot and displays the current jackpot size via overhead or in-machine displays. The Company's ProSOLO one-machine progressive system enables a single slot machine to offer a progressive jackpot. The Company's ProTURBO progressive system links the ProLINK progressive technology with the OASIS II system to create a single, highly-flexible controller that manages both progressive communications and player tracking/slot accounting data collection. The ProTURBO system allows the casino operator to customize or change any of the meter-linked signs from a single networked work station, compared with competing meter-linked signs that must be changed one at a time from the casino floor.

            The Company's Graphics and Imaging subsidiary designed and manufactured decorative flat glass and slot reel graphics, supplying the Company's MSP system operation and video interactive games division as well as outside slot machine manufacturers and casinos. Due to losses reported for several consecutive quarters, the Company initiated a plan in the fourth quarter of 1997 to restructure CDS Graphics and Imaging. The plan consisted mainly of discontinuing external operations and servicing only internal demand which resulted in a reduction of personnel of 23 employees and the planned disposition of equipment and inventory. The planned restructuring of CDS Graphics and Imaging resulted in a restructuring charge to income from operations in the fourth quarter of 1997 of $2,162,000 representing the amount required to write CDS Graphics and Imaging's assets down to their net realizable value. The Company will continue to design and manufacture decorative flat glass and slot reel graphics for the Company's MSP system operation and video interactive games division.

            The Company's CDS Signs subsidiary designs and manufactures high-quality internal and external casino signs, including electric, fiber optic, animated and neon displays and signs incorporating the Company's meters, which are used as overhead displays for progressive jackpot systems. The subsidiary designs and manufactures the overhead signs for the Company's MSP systems and video interactive games. Based on current cashflow projections, management does not expect the CDS Signs subsidiary to generate enough cashflow to recover the $1,118,000 of unamortized goodwill. Therefore, an impairment charge for the entire amount of the unamortized goodwill was recognized in the fourth quarter of 1997.

PROFESSIONAL SOFTWARE DEVELOPMENT TOOLS
            The Company's TurboPower Software subsidiary (TurboPower) develops advanced software programming tools used by software professionals to develop applications for business and industry. In the fourth quarter of 1997, the Company committed to a plan to sell the TurboPower Software subsidiary after concluding that TurboPower no longer fit within the Company's overall market strategy. Based on an estimate of future cashflows and the estimated fair value of its assets, the Company has adjusted the book value of TurboPower's assets down to their fair value which resulted in a charge of $983,000. This charge is reflected as a restructuring charge in the consolidated statement of operations.

PROGRESSIVE OPERATIONS

MSP SYSTEMS
            MSP systems link a number of gaming machines in various casinos to a central computer that allocates a portion of each wager made to one or more progressive jackpots. By linking the machines together, larger life-style changing progressive jackpots can be awarded more frequently than with stand alone machines due to the increased number of wagers contributing to the jackpot on the link. The Company had 599 games participating on its six MSP system links as of December 31, 1997.

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

            The Company introduced both its Cool Millions and Cool Millions Quarters games in Native American lands in August 1996. Due to decreased play, the Company terminated the dollar denomination portion of the Cool Millions link in Native American lands in February of 1998.

            In launching its Cool Millions system, the Company depended upon a single manufacturer to supply it with slot machines. Because the Company did not manufacture the Cool Millions games, the Company could not modify the games to respond to shifts in player appeal or competitive pressures which resulted in declining interest and erosion of product performance. As a result, the Company has decided to replace existing Cool Millions assets with assets produced by the Company in fiscal 1998. The Company intends on only using gaming devices manufactured by the Company for future expansion of its MSP operations. Assets currently deployed on the Cool Millions links have no future operational use and will be sold to third party equipment brokers. As a result, the Company recognized a $9,548,000 restructuring charge to income from operations in the fourth quarter of 1997 to reduce the Cool Millions assets to the companies estimated net realizable value.

            On February 5, 1996, the Company entered into an agreement (the "CTI Agreement") with CTI, licensee of certain property rights for the Caribbean Stud video poker game, pursuant to which the Company obtained an exclusive five-year license from CTI to use CTI's Caribbean Stud intellectual property rights to develop and manufacture Caribbean Stud video poker machines for sale or lease within the United States, excluding Indiana, South Carolina and land owned by the Grand Traverse Tribe of Michigan (the "Territory"). The Company introduced its Caribbean Stud video poker game link in field trial in Nevada in April 1996 and in Mississippi in September 1996. Unlike the Cool Millions MSP products, where the Company receives a percentage of each coin wagered, the Company received only a percentage of the progressive bets on the Caribbean Stud MSP system. The Company was responsible for paying the primary and secondary jackpots as well as paying a fixed royalty payment, based on the number of days each machine is in operation, to its joint venture partner, CTI.

              Due to losses attributable to lower than expected progressive wagering, combined with the fixed nature of the royalty accruing to CTI, the Company terminated the Caribbean Stud video poker link operations in Mississippi and Nevada effective October 31, 1997. On November 1, 1997, the Company surrendered the intellectual property rights in the Caribbean Stud video poker game back to CTI. The Company is currently in arbitration with CTI concerning several issues. See Item 3 - Legal Procedings. The gaming machines will be converted into other video poker programs and sold as used equipment. The signage and other peripheral assets were customized for the Caribbean Stud video poker link; therefore, they offer no future operating use to the Company. The customized nature and aged designs of the signage and peripheral assets impair their fair value such that no material residual sales value is expected. As such, their carrying values have been written down to zero through a charge of $1,104,000 which is reflected in restructuring charges in the consolidated statement of operations.

            The Company has enhanced its MSP system software to permit its MSP system central monitoring facilities to monitor data from multiple MSP systems, including Cool Millions, Cool Millions Quarters and Million Coin Poker MSP systems. The multi-game MSP system allows the Company to add new games to existing MSP systems at a lower incremental cost by allowing one central site to monitor MSP systems for several games.

TECHNOLOGY AND CERTAIN OTHER BUSINESS RISKS

RISKS OF NEW AND EXPANDING BUSINESSES; RAPIDLY CHANGING TECHNOLOGY
            The Company is continuing to expand and diversify its business by developing and introducing new products that complement and enhance the Company's existing businesses. The Company faces the risks, expenses and difficulties frequently encountered by new and rapidly expanding businesses, including, but not limited to, fluctuating cash flow, initial high development costs of new products without corresponding sales pending receipt of regulatory approvals and market introduction and acceptance of new products. There is no assurance that the Company's new products will be accepted in the marketplace and that regulatory approvals will be obtained. Furthermore, in each area of the Company's business, the Company will need to manage the transition to higher volume operations, entrance into new markets, integration of operations and personnel from new lines of business, control of overhead expense and the addition, training and management of qualified personnel. There is no assurance that the Company can successfully manage the expansion of its MSP systems and other businesses.

            The Company's development as a gaming machine manufacturer and supplier is dependent upon numerous factors, including its ability to design, manufacture, market and service gaming machines that achieve player and casino acceptance while maintaining product quality and acceptable margins. The Company must compete against gaming machine suppliers with greater financial resources, name recognition, established service networks and customer relationships. The Company believes that it will need to develop gaming machines that offer technological advantages or unique entertainment features in order for the Company to be able to compete effectively in the gaming machine market.

TIME TO MARKET
            Each area of the Company's business is characterized by rapidly changing technology and frequent new product introductions and enhancements. The Company's success will depend in part on its ability to continue to enhance its existing products and to introduce in a timely manner new products that meet evolving customer requirements and achieve market acceptance. There can be no assurance that the Company will be successful in identifying, developing and marketing new products or enhancing its existing products. The Company's business will be adversely affected if the Company experiences delays in developing new products or enhancements or if such products or enhancements do not gain customer acceptance.

FACTORS AFFECTING PROFITABILITY AND GROWTH
            Substantially all of the Company's revenues and profits are derived from the gaming industry. The continued profitability and growth of the Company's business is substantially dependent upon factors that are beyond the control of the Company, including, among others, the pace of development, expansion and renovation of casinos, the legalization of MSP systems and other forms of casino gaming in new jurisdictions, the continued popularity of casino gaming as a leisure activity and increased demand by gaming customers for progressive jackpot games and game variations providing increased payout opportunities. The expansion of the gaming industry has slowed in recent years and the continued expansion of gaming markets is dependent upon political, legal and other factors which are beyond the control of the Company. As a result of these and other factors, there is no assurance of the Company's continued growth or profitability.

RELIANCE ON KEY CUSTOMERS
            The Company had historically maintained strong business relationships with several key casino customers including, but not limited to, Boyd Gaming, Circus Circus Enterprises, Foxwoods, Grand

Casinos, Mirage Resorts, Showboat and Station Casinos which have, in certain periods, accounted for a material amount of the Company's sales. These entities accounted for approximately 36%, 33% and 38% of the Company's total sales during the fiscal years ended December 31, 1997, 1996 and 1995. While each sale of casino management information systems and other large product contracts are negotiated independently and do not occur with specific frequency, the loss or reduction of a major customer could have a material adverse impact on the financial results of the Company. Sales to Station Casinos for 1997 and 1995 and to Grand Casinos in 1996 each individually exceed 10% of total sales. No other customers accounted greater than 10% of total sales. There can be no assurance that the Company will maintain strong business relationships with its key customers in the future.

COMPETITION
            The market for casino management information systems, MSP systems, gaming machines and each of the Company's other products are difficult markets in which to compete and there are a number of established, well-financed and well-known companies that compete with each of the Company's products and services. IGT in particular enjoys a significant domestic and international market position in the Company's primary markets, including casino management information systems and gaming machines, and MSP systems. In addition to its greater resources and established position in domestic and international markets, management believes that IGT's ability to link sales of gaming machines, casino information management systems and placement of MSP systems provides IGT with a competitive advantage in the development, marketing and sale of new casino management information systems, MSP systems and gaming machines. The Company has established a meaningful market share in casino management information systems in North America and modest market penetration in multi-site progressives in Nevada, Mississippi and on Native American lands.

            The Company also competes with several other competitors in one or more areas of the Company's markets, including Alliance Gaming (Bally Gaming International), Anchor Gaming, Sigma Gaming, Universal Distributing, Mikohn, WMS Gaming, Acres Gaming, Video Lottery Consultants, Silicon Gaming, Aristocrat, Atronic, Unidesa, Gaming Systems International, Lodging Systems, Inc. and Yesco. The development of a successful new product or product design by a competitor could adversely affect sales of the Company's products and, although the Company would endeavor to respond quickly with its own competing products, no assurance can be made that a significant new product designed by a competitor would not have a material adverse effect on the Company's results of operations.

MARKETING AND SALES
            The Company has approximately 25 full time sales and marketing staff focusing on the sales of OASIS II casino management information systems, MSP games, video poker gaming machines, and meters and signs. The Company's TurboPower Software subsidiary sells its products primarily by telephone and the Internet. In addition to its corporate headquarters in Las Vegas, Nevada, the Company maintains regional sales and support offices in Sparks, Nevada, Gulfport and Tunica, Mississippi; Atlantic City , New Jersey and Plymouth, Minnesota.

INTELLECTUAL PROPERTY RIGHTS
            The Company's business is dependent upon its ability to protect its proprietary software, hardware and other intellectual property. The
Company relies primarily on a combination of non-disclosure agreements for its key employees, customers, suppliers and other third parties, license agreements and trade secret protection to protect such intellectual property. Despite the Company's precautions, it may be possible for unauthorized parties to copy or to possibly reverse engineer certain portions of the Company's products or to obtain and use information that the Company believes is proprietary. Therefore, there is no assurance that precautionary steps taken by the Company in this regard will be adequate to deter misappropriation of its intellectual property or independent third party development of functionally equivalent products or that the Company can meaningfully protect its rights to such proprietary intellectual property. The Company has applied for patents covering certain aspects of its MSP systems and gaming devices. There is no assurance that such patents will be issued, or, if issued, will offer meaningful protection of such intellectual property. In addition, whether or not such patents are issued, others may hold or receive patents which contain claims having a scope that covers products developed by the Company. Furthermore, there can be no assurance that others have not developed or will not develop similar products or technology, duplicate any of the Company's products or technology, or design around any patents licensed or granted to the Company, or any patents that may be issued in the future to the Company.

EMPLOYEES
            As of December 31, 1997, the Company had approximately 360 full-time employees, approximately 50 of whom are software or hardware engineers. The majority of the remaining employees are engaged in technical support and customer service, production, field installation and support, sales and marketing and administration. The Company also uses a temporary agency to provide skilled workers for light manufacturing and assembly during high-demand manufacturing periods. The Company is not currently subject to a collective bargaining agreement and believes that its employee relations are good.

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

            The Company's OASIS II casino information management systems and related meters, controllers and progressive systems are generally classified as "associated equipment." "Associated equipment" is equipment that is not classified as a "gaming device," but which has such an integral relationship to the conduct of licensed gaming that regulatory authorities have discretion to require suppliers of such systems to meet licensing suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Associated equipment generally must be approved in advance by the regulatory authorities for its use at licensed locations within the jurisdiction. The Company or its distributor has complied in all material respects with the associated equipment approval process in each jurisdiction in which it has sold OASIS II systems.

            The gaming machines that may be developed by the Company are defined as "gaming devices." Although gaming device and equipment regulations vary among jurisdictions, each jurisdiction requires various licenses, approvals or permits to be held by companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment. The Company or one of its subsidiaries is licensed as a manufacturer, distributor and/or supplier of gaming devices in the states of Iowa, Louisiana, Mississippi and Nevada, certain Native American jurisdictions and the city of Windsor, Ontario, Canada, and has applied to be licensed in several other jurisdictions. The Company has operated pursuant to transactional waivers or as a supplier of associated equipment in jurisdictions in which the Company's license applications are pending. The Company will be required to apply for additional transactional waivers in the event it seeks to make sales to additional casinos in such jurisdictions prior to licensing. The Company will be required to apply for licensing as a manufacturer, distributor and/or supplier of gaming devices or associated equipment prior to making sales in each new jurisdiction.

            As an operator of MSP systems, the Company, certain of its officers, directors, key employees, stockholders and other affiliates are subject to mandatory operator licensing and approval requirements, operator suitability requirements and ongoing regulatory oversight in each jurisdiction in which it operates MSP systems. On October 28, 1994, CDS Gaming received a gaming operator license from the Mississippi Gaming Commission. On December 21, 1995, CDS Gaming was licensed by the Nevada Gaming Commission as an operator of an inter-casino linked system ("OILS"). The OILS license permits the Company to operate MSP systems without being licensed to conduct gaming at each Nevada casino participating in the MSP system. There can be no assurance that the Company or its subsidiaries will obtain all of the necessary licenses and approvals or that their officers, directors, key employees, other affiliates and certain other stockholders will satisfy the suitability requirements in one or more jurisdictions, or that such licenses, approvals and suitability findings, if obtained, will not be revoked or not be renewed in the future. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the Regulatory Authorities and may be amended. Any changes in such laws, regulations, or their interpretations could have a material adverse effect on the Company.

GENERAL REGULATION OF STOCKHOLDERS OF PUBLICLY TRADED CORPORATIONS

            In most jurisdictions, any beneficial owner of the Company's Common Stock is subject on a discretionary basis to being required to file applications with gaming regulatory authorities, be investigated and found suitable or qualified as such. In addition, stockholders whose holdings of Common Stock exceed certain designated percentages are subject to certain reporting and qualification requirements imposed by state and federal gaming regulators and, any stockholder, if found to be unsuitable, may be required to immediately dispose of its holdings of Common Stock. See "--New Jersey Regulatory Matters," "--Nevada Regulatory Matters" and "--Mississippi Regulatory Matters." The Company's Articles of Incorporation authorize the Company to redeem at fair market value Common Stock held by any person whose status as a shareholder may jeopardize the Company's gaming licenses or approvals.

NEW JERSEY REGULATORY MATTERS

            Casino gaming in New Jersey is regulated by the New Jersey Casino Control and regulations promulgated thereunder (the "NJCCA"). The NJCCA created the New Jersey Casino Control Commission ("NJCCC"), which is authorized to decide all license applications and other matters and to promulgate regulations, and created the New Jersey Division of Gaming Enforcement (the "NJDGE"), which is authorized to investigate all license applications, make recommendations to the NJCCC, and prosecute violations of the NJCCA. Under the NJCCA, any enterprise providing goods or services to a casino must register with or be licensed by the NJCCC.

            Business enterprises providing goods and services not directly related to casino gaming or simulcast wagering must be registered with the NJCCC within 20 days of commencing business with the casinos and must be licensed by the NJCCC if they conduct business with casinos on a regular or continuing basis, the NJCCC will consider various factors, including the amount of business transacted. Currently, any enterprise which transacts more than $75,000 in business with any one casino in any one 12-month period or more than $225,000 with all casinos of Atlantic City within any one 12-month period or more than $30,000 with one casino within each of three consecutive 12-month periods or more than $100,000 with the casinos of Atlantic City within each of three consecutive 12-month periods must be licensed.

            Business enterprises providing goods or services directly related to casino gaming or simulcast wagering must be licensed as a gaming related Casino Service Industry ("CSI") prior to conducting business with New Jersey casino licensees or must have filed a complete application for CSI licensure with the NJCCC and received the permission of the NJCCC for each business transaction.

            On November 4,1996, the Company was granted a Casino Service Industry License by the NJCCC. In order for this license to be maintained, the Company's officers, directors and key employees and all beneficial owners of more than five percent (5%) of the Company's Common Stock must be found qualified by the NJCCC. In order to be found qualified, the Company, its officers, directors, key employees and five percent (5%) stockholders must demonstrate by clear and convincing evidence their good character, honesty and integrity, their financial stability, integrity and responsibility, and their business ability. Any other stockholder or other person associated with the Company who the NJCCC deems appropriate, in its discretion, is also required to be qualified. If a person is required to and fails to submit to qualification or submits to qualification and is found disqualified by the NJCCC, the NJCCC may prohibit casinos in New Jersey from doing business with the Company. While the investigation by the NJDGE is pending, there is no assurance that the Company or any of its directors, officers, key persons or five percent (5%) shareholders will be found qualified or suitable for licensure.

            However, "institutional investors" (as defined in the NJCCA) may be granted a waiver of the requirement to be found qualified by the NJCCC.
An institutional investor includes any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees, investment company registered under the Investment Company Act of 1940, collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency, closed end investment trust, chartered or licensed life insurance company or property and casualty insurance company, banking and other chartered or licensed lending institution, and investment advisor registered under The Investment Advisors Act of 1940. In the discretion of the NJCCC, a waiver of qualification may be granted to such institutional investors provided the securities are owned for investment purposes only and the institutional investor certifies that it has no intention of influencing or affecting the affairs of the issuer or its holding companies.

            A CSI license is issued for an initial period of two (2) years and is thereafter renewable for four (4) year periods. There is no guarantee that, following the issuance of an initial CSI license or any renewal thereof, the Company will continue to be granted renewals of the license. Additionally, upon application of the NJDGE, the NJCCC may at any time review any license issued by it and determine to suspend, revoke or place conditions on such license.

            While the NJCCC may deny the CSI application or revoke the license of the Company should any officer, director, principal employee security holder or other person who is required to but fails to be found qualified, the Company's Articles of Incorporation authorize the Company to redeem at fair market value Common Stock held by any person whose status as a shareholder may jeopardize the Company's gaming licenses or approvals. In the discretion of the NJCCC, such divestiture may be deemed sufficient action by the Company to obtain or retain its CSI license. A change in ownership of a controlling interest of a CSI licensee will void the license and the licensee will be required to apply for a new license.

            In addition to the required licensure from the NJCCC, the gaming equipment manufactured, distributed or sold by the Company to New Jersey casinos is subject to a technical examination by the NJDGE and approval by the NJCCC for, at a minimum, quality, design, integrity, fairness, honesty and suitability. As part of this approval process, the NJCCC may require that the manufacturer of any component of the gaming equipment which the NJCCC, in its discretion, determines is essential to the gaming operation of the device submit to licensing. Such components would include the computer control circuitry which causes or allows the device to operate as a gambling device. The failure or refusal of such a manufacturer to submit to licensing or the denial of a license by the NJCCC to such manufacturer would result in the inability of the Company to distribute and market that gambling device to New Jersey casinos. While the Company's OASIS II casino information management system products are presently in use in a New Jersey casino pursuant to the transactional waivers granted by the NJCCC to the Company, there can be no assurance that any modifications to such casino information management system or other component parts thereof would be approved by the NJCCC or that any other gaming devices subject to approval by the NJCCC prior to use in New Jersey casinos would receive such approval.

NEVADA REGULATORY MATTERS
            The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacture and distribution of associated equipment for use in Nevada, and the operation of inter-casino linked systems in Nevada are subject to: (i) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and various local, city and county regulatory agencies (collectively referred to as the "Nevada Gaming Authorities").

            The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has also been licensed as a manufacturer and distributor of gaming devices. The Company has also been found suitable to own the stock of CDS Gaming (the "Nevada Subsidiary") which is licensed as an operator of an inter-casino linked system. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may required. The Company and the Nevada Subsidiary have obtained from the Nevada Gaming Authorities the various registrations, findings or suitability, approvals, permits and licenses in order to engage in manufacturing, distribution and inter-casino linked system activities in Nevada.

            All gaming devices that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

            The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or the Nevada Subsidiary in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. No person or legal entity may acquire control of the Company without the prior approval of the Nevada Commission. Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of the Company's voting securities if the Nevada Commission has reason to believes that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

            The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act required that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholder; (ii) making financial and other inquiries of management of the type normally made by securities analysts for information purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
 If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

            Any person who fails or refuses to apply for a finding of suitability or license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person in unsuitable to be a stockholder or to have any other relationship with the Company or its subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) failed to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

            The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or
(iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

            Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

            The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established s regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

            Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining of the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

            The loss or restriction of the Company's gaming licenses in Nevada would have a material adverse effect on its business and could require the Company to cease its manufacturing, distribution and inter-casino linked system activities in Nevada.

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

            Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operation s outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. The current policy of the Mississippi Commission has been to grant a waiver from this approval requirement. CDS Gaming Company has received a waiver from the approval requirement of the Mississippi Commission to operate in Nevada. The Mississippi Commission will need to approve or grant a waiver from the approval requirement for the Company's or it subsidiaries' future gaming operations outside Mississippi or Nevada prior to engaging in such future operations.

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

FEDERAL REGULATION

            The Federal Gambling Devices Act of 1962 (the "Johnson Act") makes it unlawful, in general, for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. The Company is required to register and renew its registration annually. The Company has complied with such registration requirements. In addition, various record keeping equipment identification requirements are imposed by the Johnson Act. Violation of the Johnson Act may result in seizure and forfeiture of the equipment, as well as other penalties.

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

            Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe; some establish equipment standards that may limit or prohibit the placement of progressive games on Indian lands; and some impose background check requirements on the officers, directors, and shareholders of gaming equipments suppliers.

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

            In addition to the foregoing, two federal statutes may have applicability to commercial gaming contracts with Native American tribes:

            l. Title 25, Section 81, of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands. . . unless such contract or agreement be executed and approved" by the Secretary or his or her designee. Agreements for services relative to Native American lands which fail to conform with the requirements of this section will be void and unenforceable, and all money or other things of value paid under such void agreements is subject to judicial forfeiture in litigation, which can be brought by any person, in the name of the United States of America. In the Company's opinion, its sales contracts are not for services, and therefore Title 25, section 81, of the United
States Code does not apply to the Company's contracts. The Company also believes that its sales of its OASIS II systems are not "relative to Native American lands" because, although the Company's products ultimately may be used on Native American lands, the products themselves are not related to such lands, and give the Company no control over such lands. To date, the Secretary has not asserted that agreements for the sale of goods to Indian tribes require his approval under Title 25, Section 81, United States Code.

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

ITEM 2.  PROPERTIES

            In 1995, the Company completed substantial improvements to an approximately 140,000 square foot office, production, warehouse and distribution facility in Las Vegas, Nevada which facility is owned and fully utilized by the Company. The Company has consolidated its administrative, sales, engineering, research and development and Nevada MSP system support staffs at this facility. The Company has also leased an adjacent 45,000 square foot facility which the Company's sign business occupies and an approximate 6,000 square foot building that formerly housed its electronic prepress services. This facility is currently used for storage.

            The Company purchased two additional buildings adjacent to its main facility, one of which is approximately 9,100 square feet and the other facility is approximately 8,450 square feet. In 1997, these facilities were utilized for field service and storage of gaming devices. Both functions have been moved to the main facility and both buildings are being offered for sale.

            The Company currently leases two additional facilities in Las Vegas which are subleased to third parties. The Company does not expect to renew these leases and subleases when they expire.

            The Company also leases regional sales and technical support offices in Atlantic City, New Jersey; Plymouth, Minnesota; Sparks, Nevada and Gulfport, Mississippi, which also houses the Mississippi MSP system monitoring, service and support facility and owns a 6,000 square foot sales and technical support office near Tunica, Mississippi. The Company also leases an approximately 4,500 square foot office in Colorado Springs, Colorado for the TurboPower Software subsidiary. In March 1997, the Company opened a 12,500 square foot regional office in Atlantic City, New Jersey on a three year lease.

ITEM 3 LEGAL PROCEEDINGS

            In December, 1996, a Class Action Complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. Three additional purported shareholder class actions were filed in 1997 in connection with the same drop in stock price following the December 16, 1996 press release. On May 27, 1997, SCHWARTZ V. CASINO DATA SYSTEMS, was filed in the United States District Court for the District of Nevada, alleging violations of Sections 10(b) and 20(a) of the 1934 Act and SEC Rule 10b-5 and seeking economic recovery on behalf of the same alleged class of investors. On December 16, 1997, GRANT V. CASINO DATA SYSTEMS, was filed in the District Court of the State of Nevada alleging common law fraud and seeking economic recovery on behalf of the same alleged class of investors. On December 9, 1997, GIOVANNONI V. CASINO DATA SYSTEMS, was filed in the Superior Court of the State of California in San Francisco alleging violation of California Corporations Code Sections 25400 and 25500 and California Business and Professions Code Sections 17200 and 17500. Management believes these claims to be without merit, and intends to vigorously defend against them. In addition, the Company maintains a policy of insurance pursuant to which it has tendered these claims to the insurance carrier. This insurance policy may cover all or a portion of the claims. While the outcome of the actions described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

            A patron dispute was filed against the Company which allegedly arose while a patron played the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by Ms. Freeman. Ms. Freeman appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission and ordered the Company to pay the jackpot plus interest from April 8, 1995. The Company contends the ruling is in error and has appealed the decision to the Mississippi Supreme Court. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company has reduced the current Cool Millions dollar Mississippi jackpot by $1,742,000. If successful on appeal, the Company would return this amount to the Company's then-existing outstanding jackpot, as directed by the Mississippi Gaming authorities. The Company has accrued $327,700 of interest expense as of yearend toward the judgement in the event the Company loses its appeal. While the outcome of the action described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

            In November of 1997, a customer of the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The pre-petition debt owed the Company is approximately $1,700,000, which amount has been included in a Proof of Claim filed by the Company in the Bankruptcy action. The Debtor has submitted a Plan of Reorganization to the Court that has not yet been approved. Pursuant to the Plan of Reorganization, the Company is treated as a secured creditor in the action. In addition, the Company has obtained personal guarantees from certain of the principals of the debtor. While the outcome of the Bankruptcy is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

In August of 1997, Casino Technology, Inc. ("CTI") filed a demand for arbitration of certain issues arising out of a Cross-License Agreement between CTI and the Company pursuant to which the Company marketed the Caribbean Stud video poker game. CTI alleged that the Company failed to pay royalty fees due under the agreement. The Company has accrued approximately $2,000,000 with respect to potential obligations arising out of this agreement. The Company is contesting this amount because it believes it has been damaged as a result of certain actions and/or inactions of CTI and its principal. The Company has answered the demand for arbitration. No arbitration date has been set yet. While the outcome of the arbitration is not presently determinable, management does not believe the outcome will have a material adverse effect on the Company's financial statements taken as a whole.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

            No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                   PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

            The Company's common stock has been traded on the NASDAQ National Market under the symbol CSDS since April 5, 1993. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for the common stock, as reported on the NASDAQ National Market. The following sale prices have been adjusted to reflect a 3 for 2 stock split effected on February 27, 1996 to shareholders of record on February 20, 1996.


                                                   High      Low
                                                  ------    ------
1996
       First Quarter.............................. 21.00     11.50
       Second Quarter............................. 19.38     12.50
       Third Quarter.............................. 20.13     12.50
       Fourth Quarter............................. 20.13      6.25

1997
       First Quarter..............................  8.75      4.69
       Second Quarter.............................  5.38      3.44
       Third Quarter..............................  7.63      3.38
       Fourth Quarter.............................  6.88      2.50


            On March 2, 1998, the last reported sale price of the common stock was $3-3/8. As of March 2, 1998, the Company had approximately 330 holders of record.

            The Company has never declared or paid any cash dividends on its common stock and the Board of Directors intends to retain all earnings, if any, for the use in the Company's business for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

            The selected data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected data presented below under the captions "Consolidated Statement of Operations Data" for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and "Consolidated Balance Sheet Data" as of the end of each of the years in the five-year period ended December 31, 1997 are derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997 and the report thereon, are included elsewhere in this Form 10-K. All share and per share data have been adjusted for a 3 for 2 stock split effected on October 11, 1995 to shareholders of record on September 25, 1995 and an additional 3 for 2 stock split effected on February 27, 1996 to shareholders of record as of February 20, 1996.


-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                             1997           1996           1995           1994           1993
-------------------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED STATEMENT OF OPERATIONS DATA:
-------------------------------------------------------------------------------------------------------------------------------
 Total revenues                                        54,504,203     70,870,875     32,893,502     27,297,075     11,150,029
-------------------------------------------------------------------------------------------------------------------------------
 Total costs and expenses                              96,790,018     68,900,757     26,652,511     18,086,753      6,382,623
-------------------------------------------------------------------------------------------------------------------------------
 Income (loss) from operations                        (42,285,815)     1,970,118      6,240,991      9,210,322      4,767,406
-------------------------------------------------------------------------------------------------------------------------------
 Total other income (expense)                            (499,093)     5,076,656        884,917        879,833        126,728
-------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                    (42,784,908)     7,046,774      7,125,908     10,090,155      4,894,134
-------------------------------------------------------------------------------------------------------------------------------
 Income taxes                                          (3,069,647)     2,232,192      2,394,214      3,555,000      1,626,000
-------------------------------------------------------------------------------------------------------------------------------
   Net (loss) income (1)                             $(39,715,261)   $ 4,814,582    $ 4,731,694    $ 6,535,155    $ 3,268,134
-------------------------------------------------------------------------------------------------------------------------------
   Basic net income (loss) (1) per common
   share (1)                                               $(2.20)         $0.29          $0.35          $0.51           $.34

   Diluted net (loss) income per common
   share (1)                                               $(2.20)         $0.28          $0.34          $0.50          $0.33
-------------------------------------------------------------------------------------------------------------------------------
 Shares used in basic per share calculations (1)        18,043,000     16,892,000     13,572,000     12,860,000      9,697,500
 Shares used in diluted per share calculations          18,043,000     17,485,000     13,876,000     13,114,000      9,807,750
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                     DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                             1997           1996           1995           1994           1993
-------------------------------------------------------------------------------------------------------------------------------
 CONSOLIDATED BALANCE SHEET DATA:
-------------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents                            $27,873,422    $21,482,173    $13,156,998    $14,083,024     $3,832,020
-------------------------------------------------------------------------------------------------------------------------------
 Working capital                                       41,513,539     58,226,061     23,136,362     29,950,318      7,678,297
-------------------------------------------------------------------------------------------------------------------------------
 Total assets                                          96,955,867    125,422,344     60,307,019     43,296,252      9,123,380
-------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                     33,329,533     22,245,801     12,239,496      1,567,190        528,055
-------------------------------------------------------------------------------------------------------------------------------
 Total term debt                                        2,453,993      4,482,346      4,304,004        587,911           --
-------------------------------------------------------------------------------------------------------------------------------
 Total shareholders' equity                            63,626,334    103,176,543     48,067,523     41,141,151      8,595,325
-------------------------------------------------------------------------------------------------------------------------------


(1) The earnings per share numbers have been restated to conform to recently issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

GENERAL

     Casino Data Systems is a designer and manufacturer of technology-driven products for the gaming industry. The Company was founded in 1990 to develop and manufacture casino slot accounting systems. Since 1990, the Company has expanded its original slot accounting system into a multi-faceted casino floor information system. In 1992, the Company developed its first generation of multi-site link progressive ("MSP") systems technology which links gaming machines in different casinos to allow patrons to compete for large, lifestyle-changing progressive jackpots. In 1993 and 1994, the Company developed the next generation of MSP systems technology capable of supporting a large capacity state-wide MSP system, and designed the Cool Millions MSP system, which it launched in Mississippi in November 1994. The Company also expanded and diversified its business and augmented its ability to design, manufacture and customize gaming machines and MSP systems by acquiring graphics and signs businesses in 1994 and 1995. In 1995, the Company introduced its Cool Millions MSP system in Nevada on a test basis in May and commenced state-wide rollout in August. The Company also established its Video Interactive Gaming Division in 1995 to develop innovative gaming devices. In September 1996, pursuant to a confidential settlement agreement, in exchange for CDS and certain other companies granting back to International Game Technology ("IGT") all their respective rights under the Telnaes patent, IGT has granted CDS a fully paid, nontransferable (including change of control limitation), and royalty free license under the Telnaes patent. The Company currently uses the Telnaes Technology in its Safebuster game, the first reel spinning gaming device manufactured and sold by the Company. The Safebuster game is distributed jointly by the Company and Anchor Gaming. The Company plans to use the Telnaes Technology in other reel spinning machines and in any games that are added to its MSP systems in the future.

     The Company's strategic objective is to be the leading innovative designer and manufacturer of a diversified line of technology-driven products for the gaming industry. The Company has grown and diversified its product portfolio through investment in research and development. The Company invested $4.0 million on research and development in 1997 and $3.1 million in 1996. These investments have enabled the Company to enhance its OASIS II system, develop a new version of its meter product, establish manufacturing capability and to explore the creation and development of new and innovative video interactive gaming devices of which the Company has currently has approximately 50 video poker games and four video slot games licensed in certain jurisdictions.

     The Company sells OASIS II systems, gaming machines, meters and signs on a cash basis, on normal credit terms (90 days or less), and over longer term installment contracts. Revenue from OASIS II system sales is recorded in proportion to work completed using a method that approximates the percentage-of-completion method, or, if the contract does not provide for the Company's installation of the system, the sale is recorded upon shipment. Contracts for OASIS II system sales generally specify that the price is to be paid in three or four installments as progress is made toward completion and that final payment under the contract is called for upon completion of the system installation. Revenue from all other products is recognized when legal title transfers to the customer or as play occurs as is the case in the Company's MSP products.

MANAGEMENT'S PLAN

     The Company continually reviews all components of its business for possible improvement of future profitability and shareholder value through acquisition, divestiture, reengineering or restructuring. In the fourth quarter of 1997, the Company developed and initiated a restructuring plan designed to improve the Company's cost structure, streamline operations and divest the Company of underperforming assets.

     Implementation of the plan has resulted in the recognition, for financial reporting purposes, of changes relating to certain asset impairment and various expected losses to be incurred upon the disposal of assets to be divested. These impairment losses and expected losses on disposal have been recognized as required by the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Although the restructuring plan will have a materially adverse affect on the 1997 results of operations, management believes that the plan is necessary in order for the Company to achieve the greatest possible profitability in the future.

RESTRUCTURING AND IMPAIRMENT

     In the fourth quarter of 1997, the Company developed a restructuring plan that encompassed nearly the entire organization and resulted in a charge to operations of $14,998,000. Additionally, the Company recorded impairment charges totaling $6,039,000. The components of the restructuring and impairment charge which aggregate $21,037,000 are as follow:

SYSTEMS AND PRODUCTS

     The Company intends to continue to add new software modules to further increase the functionality of the OASIS II system. The Company is developing a Windows compatible version of the OASIS II system and several additional software modules. These new products will further increase the portion of system revenues generated from software sales which could increase the overall gross margins on OASIS II system sales. However, no assurance can be made that the Company will successfully complete such products or that the products will be accepted in the market place.

     In the fourth quarter of 1997, the Company created and began implementing a plan to accelerate the development of the Windows compatible version of its OASIS II system. Substantially all engineering resources were reassigned to the Windows project and several DOS based projects in development were abandoned. These abandoned projects will not be completed and have no residual value. Capitalized costs associated with the abandoned DOS projects total $1,200,000. These costs have been written off and are included as restructuring charge and impairment charges in the consolidated statement of operations.

     The Company's current DOS version of the OASIS-TM- II System's database is year 2000 compliant; however, certain modules are not. The Company expects to release an upgraded DOS version in the fourth quarter of 1998 that brings the non-compliant modules into year 2000 compliance. In addition, the Windows-Registered-TM- compatible version of the OASIS II System will fully integrate all modules of the system into year 2000 compliance. There is a plan in place to convert all OASIS II Systems being operated by customers of CDS to a year 2000 compliant version. The Company does not anticipate these conversions to have a materially adverse effect on operations. The Company believes that its MSP software is year 2000 compliant. The Company believes that its internal operating systems are year 2000 compliant.

     The Company experienced a decrease in OASIS II systems sales in 1997 compared to 1996 due primarily to the lack of casino openings and a decrease in the demand for new gaming systems. Among the key factors affecting the receipt of new OASIS II systems orders are the rate of growth in the gaming industry, replacement of existing systems and continued acceptance of casino information management systems by the marketplace. For Casino Data Systems, a key factor for future system sales will be successful completion of development of the Windows version of the OASIS II system, which is scheduled for Alpha testing in the second quarter of 1998. Delays in the completion of this test could have a materially adverse effect on future system sales. Although the Company believes that the market for its system is strong, the continued existence and expansion of gaming markets is dependent upon political, legal and other factors which are beyond the control of the Company. Notable quarterly variations in revenue and income may occur since casino management information systems constitute a primary source of revenue.

PROGRESSIVE OPERATIONS - COOL MILLIONS
     The Company introduced its first MSP system, Cool Millions, in Mississippi in November 1994 and in Nevada in May 1995. The Company introduced its Cool Millions Quarters product in Nevada in April 1996 and in Mississippi in June 1996. The Company also introduced its Cool Millions and Cool Millions Quarters products in Native American lands in August 1996. An MSP system links slot machines at various locations electronically to a central monitoring system operated by the Company. The Company installs Cool Millions slot machines, signage, and required communications equipment within each participating casino in a jurisdiction at virtually no cost to the casino operator. The Company derives revenues from the operation of its MSP systems by billing individual casino operators on a fixed percentage basis of the coin-in or "handle" of the games at the respective location. The Company maintains ownership of the Cool Millions equipment placed in casinos and depreciates such assets over 3 to 7 years. The Company is responsible for paying the primary and secondary jackpots awarded by the machines. The Company pays the first million coins of the progressive jackpot immediately and pays the remainder in an annuity.

    In response to increasing competitive pressure, declining customer interest and erosion in product performance, the Company has decided to replace existing Cool Millions operating assets in fiscal 1998. Operation of these links contributed $19,182,872 in revenues and $7,480,189 of gross margin during the twelve months ended December 31, 1997. The gaming devices have book value of $5,000,000 before recognition of any restructuring charge.
 The Company plans to sell these devices to third party used equipment dealers throughout fiscal 1998. Fair values of these gaming devices was determined through discussion with these used gaming equipment dealers. A charge of $4,206,000 is included in restructuring and impairment charges in the consolidated statement of operations to reduce the book value of the assets to their fair value.

    The customized nature and aged design of the Cool Millions signage and peripheral assets impair their fair value such that no material residual sales value is expected. There is also no anticipated future operational use to the Company. As a result, signage with a book value of $3,540,000 and peripheral assets with a book value of $1,803,000 have been written down to a fair value of zero. These charges total $5,343,000 and are included in restructuring and impairment charges in the consolidated statement of operations.

PROGRESSIVE OPERATIONS - CARIBBEAN STUD VIDEO POKER

             The Company terminated the Caribbean Stud video poker link in October 31, 1997 due to the combination of lower than expected revenues and the fixed royalty accruing to the licensor of the Caribbean Stud game technology (CTI). The operation of this link contributed $1,944,172 in revenue and resulted in a negative gross margin of $351,853 for the ten months ended October 31, 1997. The Company plans to convert the gaming machines into other video poker programs and sell them as used equipment. The signage and other peripheral assets were customized for the Caribbean Stud video poker link; therefore, they offer no future operating use to the Company. The customized nature and aged designs of the signage and peripheral assets impair their value such that no material residual value is expected. As such, their carrying values have been written down to zero through a charge of $1,104,000 which is included in restructuring and impairment charges in the accompanying consolidated statement of operations.

CDS GRAPHICS & IMAGING

    In the fourth quarter of 1997, the Company restructured the its Graphics and Imaging subsidiary to eliminate all external sales operations. The Company now operates to satisfy internal demand only. Operation of this subsidiary contributed $2,041,000 in revenue and resulted in a net loss of $43,000 for the twelve months ended December 31, 1997. The subsidiary's ongoing operations will be limited to production of graphic art and flat glass for use only in CDS manufactured gaming devices. The restructure included a reduction in personnel of 23 employees and calls for the disposition of all equipment determined to be nonessential in producing to satisfy internal demand. The restructuring resulted in the recognition of an expected loss on disposal, the elimination of goodwill and the write-off of finished goods inventory.

    Assets representing nonessential equipment with book value of $1,500,000, which will be disposed of during the first two quarters of fiscal 1998, have been written down to their estimated fair value of $525,000. The fair value was determined through discussion with used equipment brokers. The finished goods inventory represents replacement glass for previously processed customer orders which would normally be sold in small lots as replacement supplies are needed. Without an external sales force, and since customers generally prefer to purchase such replacement glass only when needed, the Company does not expect to realize any material recoverable value from the inventory. Finished goods inventory of $490,000 has been written down to zero. The unamortized balance of the associated goodwill of $671,000 is not considered recoverable and has been written down to zero. These write downs total $2,162,000 and are included in restructuring and impairment charges in the accompanying consolidated statement of operations.

TURBOPOWER SOFTWARE

     In the fourth quarter, the Company committed to a plan to divest its TurboPower Software subsidiary (TurboPower). Operation of this subsidiary contributed $1,450,000 in revenues and resulted in a net loss of $595,000 for the twelve months ended December 31, 1997. TurboPower was purchased in January 1995 to assist in development of general products and the Windows compatible version of the OASIS II system specifically. The Windows development effort by TurboPower was ceased in the third quarter of 1997. In the fourth quarter of 1997, management concluded that TurboPower no longer fit within the Company's overall market strategy and made the decision to actively pursue a buyer. Based on an estimate of future cashflows and the estimated fair value of its assets, the Company has adjusted the book value of TurboPower's assets to down to their fair value which resulted in a charge of $983,000. This charge is included in restructuring and impairment charge in the accompanying consolidated statement of operations.

IMPAIRMENT LOSS

    In December 1997, the Company recorded a non-cash accounting charge related to the impairment of certain long-lived assets as required by SFAS 121 in the amount of $6,039,000. The impairment loss charge is comprised of three components: (i) a charge of $4,402,000 related to capitalized amounts for payments to a third party for game enhancements that are significantly behind schedule, materially jeopardizing the possibility of recovering these costs, (ii) a charge of $1,118,000 based on the cashflow projections for CDS Signs, Inc. which indicate that the subsidiary will not generate enough cash to recover the $1,118,000 in goodwill net of amortization and (iii) a charge of $520,000 related to the capitalized costs associated with a completed module application of the OASIS II system from which no revenues have yet been realized, expected future cash flows are not sufficient to recover the associated capitalized costs and the net realizable value is zero. The SFAS 121 charge had no impact on the Company's 1997 cashflow or its ability to generate cash flow in the future.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

TOTAL REVENUES

     Total revenues decreased from $70,870,875 for the year ended December
31, 1996, to $54,504,203 for the same period in 1997, a decrease of $16,366,672 or 23.1%. The decrease in total revenues is primarily attributable to the $16,842,139 decrease in OASIS II system sales for the twelve months ended December 31, 1997, as compared to the same period in 1996. This decrease in revenues is primarily attributable to the decrease in new casino openings and decrease in demand from existing casinos for new systems.
Revenues from the sale of graphics, signs, meters and software also decreased from $8,579,701 for the year ended December 31, 1996, to $7,735,111 for the same period in 1997 due to generally lower performance in each of those businesses. These decreases in revenues were partially offset by the increase in revenues from the sale of gaming machines from $2,431,698 for the year ended December 31, 1996, to $6,327,803 for the same period in 1997. The increase is primarily due to the increase in the number of games models available for sale in 1997 as compared to 1996. Revenues from progressive operations decreased from $23,703,094 for the year ended December 31, 1996, to $21,127,043 for the same period in 1997. This decrease in primarily attributable to the decrease in the number of games linked to the system from 1,201 at December 31, 1996, to 599 at December 31, 1997 and overall lower levels of play on the Company's progressive games.

COSTS AND EXPENSES

     Cost and expenses increased from $68,900,757 for the year ended December 31, 1996, to $96,790,018 for the same period in 1997, an increase of $27,889,262. Total costs and expenses, excluding cost of goods sold, increased as a percentage of total revenues from 43% for the year ended December 31, 1996, to 106% for the same period in 1997. Costs and expenses, excluding costs of goods sold and restructuring and impairment charge increased $6,260,344 from $30,281,073 for the year ended December 31, 1996 to $36,541,417 for the same period in 1997. Cost of goods sold increased from $38,619,684 for the year ended December 31, 1996, to $39,211,785 for the same period in 1997. Gross margin decreased from 46% for the year ended December 31, 1996, to 28% for the same period in 1997. The decrease in gross margin is primarily attributable to the increase in the percentage of revenue contributed by progressive operations and gaming machine sales, which generally have lower gross margins than the Company's systems business and to an inventory adjustment for obsolescence of approximately $3,500,000 taken in the fourth quarter.

     Selling, general and administrative expenses increased from $21,004,297 for the year ended December 31, 1996, to $23,306,083 for the same period in 1997, an increase of $2,301,786. The increase is primarily attributable to an increase in the use of outside professional services. Selling general and administrative expenses as a percentage of net revenues increased from 30% for the year ended December 31, 1996, to 43% for the same period in 1997.
The Company expects selling, general and administrative expenses to decrease as a percentage of revenues as greater efficiencies and economies of scale are realized.

     The provision for doubtful accounts increased from $2,792,747 for the year ended December 31, 1996, to $3,717,389 for the same period in 1997. The increase is primarily attributable to certain accounts receivable that have been outstanding in excess of twelve months.

     Research and development expenses increased from $3,113,599 for the year ended December 31, 1996, to $3,958,554 for the same period in 1997, an increase of $844,955. Research and development expenses as a percentage of revenue increased from 4% for the year ended December 31, 1996, to 7% for the same period in 1997. The Company will continue to invest substantial assets in research and development as it is committed to developing and producing technologically innovative products.

     Depreciation and amortization increased from $3,370,430 for the year ended December 31, 1996, to $5,559,391 for the same period in 1997, an increase of $2,188,961. This increase was primarily attributable to a full year of depreciation on the increase in assets placed in service during 1996.
 The Company expects that depreciation and amortization will decrease in 1998 due to the reduction of assets related to the restructuring plan discussed above.

OTHER INCOME (EXPENSE)

     Other income (expense) is primarily comprised of net earnings on investments, interest expense, rental income and non-recurring payments that are not the result of normal operations. Interest and other income decreased from $5,558,039 for the year ended December 31, 1996, to $1,712,661 for the same period in 1997. The decrease is primarily due to a one-time settlement payment from IGT to the Company during the third quarter of 1996. Interest expense decreased from $481,383 for the year ended December 31, 1996 to $324,360 for the same period in 1997 due to decreased levels of long term liabilities. Other income (expense) also includes a non-cash charge of $1,900,000 in 1997 for the loss on disposal of certain assets, primarily computers and laboratory equipment, which have been disposed of.

INCOME TAXES

     Income tax expense decreased from $2,232,192 for the year ended December 31, 1996, to a benefit of ($3,069,647) for the same period in 1997, a decrease of $5,301,839. The decrease is primarily attributable to the decrease in income from operations for the year ended December 31, 1997 as compared to the same period in 1996.

NET (LOSS) INCOME

     Net income decreased from $4,814,582 for the year ended December 31, 1996, to a loss of ($39,715,261) for the same period in 1997, a decrease of $44,529,844. The decrease in net income is primarily attributable to the impairment of assets charged to income and the restructuring plan discussed above of totaling $21,036,816 and to the loss from operations of $21,248,999.

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

COSTS AND EXPENSES

     Cost and expenses increased from $26,652,511 for the year ended December 31, 1995, to $68,900,757 for the same period in 1996, an increase of $42,275,246. Total costs and expenses, excluding cost of goods sold, increased as a percentage of total revenues from 40% for the year ended December 31, 1995, to 43% for the same period in 1996. Cost of goods sold increased from $13,626,488 for the year ended December 31, 1995, to $38,619,684 for the same period in 1996. Gross profit as a percentage of total revenues decreased from 59% for the year ended December 31, 1995, to 46% for the same period in 1996. The decrease in gross margin is primarily attributable to an increase in the proportion of revenue provided by the Company's MSP operations and the initial sale of video poker machines. Gross margin from the Company's MSP operations, particularly the gross margin related to Caribbean Stud video poker, and video poker machine sales is generally lower than the gross margins contributed by its other products. Gross margin from the sale of OASIS systems also decreased due to an increase in the cost of certain components and an approximate $1,800,000 charge related to inventory obsolescence and shrinkage. The Company anticipates a continued decrease in its gross margin as revenues from its MSP systems operations, sale of gaming devices and meters, signs and graphics subsidiary account for a greater portion of the Company's total revenue.

     Selling, general and administrative expenses increased from $8,878,040 for the year ended December 31, 1995, to $21,004,297 for the same period in 1996, an increase of $12,223,257. The increase is primarily attributable to the following factors: (i) increased personnel and associated payroll and occupancy expenses necessary to establish the CDS Games division and regional sales and support offices, (ii) increased marketing and advertising expenses primarily relating to the roll-out of Cool Millions Quarters and introductions of Cool Millions products in Native American lands and (iii) the additional selling, general and administrative expenses for the expansion of the signs and software businesses. Selling, general and administrative expenses as a percentage of net revenues increased from 27% for the year ended December 31, 1995, to 30% for the same period in 1996.

     The provision for doubtful accounts increased to $2,792,747 for the year ended December 31, 1996, as compared to $88,848 for the same period in 1995. The increase was primarily attributed to a significant receivable from a customer that filed for bankruptcy subsequent to December 31, 1996, combined with an overall increase in accounts receivable related to the increased sales over the year ended December 31, 1996, compare to 1995.

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

     Depreciation and amortization increased from $1,272,839 for the year ended December 31, 1995, to $3,370,430 in 1996, and increase of $2,097,591.
The increase is primarily attributable to a greater number of gaming devices placed in service.

OTHER INCOME (EXPENSE)

     Other income (expense) is primarily comprised of net earnings on investments, interest expense, rental income, and non-recurring payments that are not the result of normal operations. Other income increased from $958,368 for the year ended December 31, 1995 to $5,558,039 for the same period in 1996 due primarily to a one-time payment from International Game Technology (IGT). Interest expense increased from $73,451 for the year ended December 31, 1995 to $481,383 for the same period in 1996 due to increased borrowings.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company to date has financed its operating and capital expenditures through cash flows from its operations, and cash from proceeds from its equity offerings, investment activities and borrowings. The Company had cash and cash equivalents of $27,873,422 at December 31, 1997, as compared to $21,482,173 at December 31, 1996.

     The Company generated $16,378,756 of cash from operations during the year ended December 31, 1997, compared to cash used in operations of $9,800,811 during the same period of 1996. The most significant factor contributing to the generation of operating cash was the decrease in the accounts receivable balance and the increase in accrued expenses, customer deposits and slot liability.

     The Company's 1997 investing activities included $1,289,011 invested in held-to-maturity securities; $55,233 for the purchase of certain intangible assets; $5,355,801 investment in software development; and $1,424,161 to purchase equipment. These investment activities were funded by proceeds from operating cash and resulted in a net decrease of $8,124,206 in cash from investing activities. During 1997, the Company obtained $165,052 in cash from the sale of the Company's Common Stock through its 1993 Employee Stock Option and Compensation Plan and reduced debt by $2,028,353.

     Certain jurisdictions in which MSP systems operate require that the Company maintain allocated funds or instruments to guarantee payment of jackpot prizes. The amount of funds required is dependent upon several factors such as the type and denomination of games and the local regulatory requirements. At December 31, 1997, the Company's accrued slot liability for its MSP systems aggregated approximately $19,500,000, and there was no unaccrued slot liability. The unaccrued slot liability is the amount of the initial primary jackpots that have not been fully accrued. In connection with these slot liabilities and in accordance with gaming requirements, the Company established segregated cash accounts aggregating approximately $15,600,000 at December 31, 1997 to ensure availability of adequate funds to pay this liability. The Company also has approximately $6,600,000 segregated as of December 31, 1997, for the payment of jackpots already won. Although statistically remote, a possibility exists that multiple jackpots may be hit prior to the time period over which game play has generated sufficient revenue to accrue each jackpot reset amount. Such occurances could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

     During May 1996, the Company entered into a $20,000,000 revolving line of credit ("line of credit") with U.S. Bank of Nevada which expires in May 1998. The line of credit is secured by the Company's accounts receivable, inventory and general intangibles. The line of credit bears interest at a variable rate equal to the bank's base rate, which was 8.25% at September 30, 1997. There was no amount outstanding or available under the line of credit at December 31, 1997. Advances under the line are limited to a multiple of the Company's earnings before interest, taxes, depreciation, and amortization over the past four quarters and are also subject to maintenance of certain financial covenants and ratios. The Company has reserved $5 million of this line of credit to secure an irrevocable letter of credit pursuant to equipment financing agreements. The equipment financing agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three year letter of credit securing payment in the amount of 50% of the outstanding principal balance.

     The Company has financed certain equipment under agreements for an aggregate amount of $2,212,539. These equipment agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three year letter of credit securing payment in the amount of 50% of the outstanding principal balance.

     The Company's ratio of current assets to current liabilities decreased from 6.5 to 1 at December 31, 1996 to 3.3 to 1 at December 31, 1997, while the noncurrent liabilities to equity ratio increased from .11 to 1 at December 31, 1996 to .24 to 1 at December 31, 1997. After eliminating the effect of restricted cash and the related noncurrent accrued slot liability, the Company's ratios of current assets to current liabilities and noncurrent liabilities to equity are 2.4 to 1 and .004 to 1 at December 31, 1997. While there can be no assurance, based on this financial position, the Company believes it could obtain additional long-term financing in 1998 for anticipated growth that may result in working capital additions that exceed available cash and cash equivalents, cash to be provided by operations, and funds available under its line of credit. However, there can be no assurance that the Company will be able to obtain additional sources of capital during 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" in 1997. This statement's objective is to simplify the computation of earnings per share to make the U.S. standard for computing earnings per share more comparable to international earnings per share standards. This statement requires and the Company has provided restatement of all prior period earnings per share data presented.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income". This statement requires the reporting of all components of net income by all entities that provide a full set of financial statements. This statement is effective for financial statements for periods beginning after December 15, 1997, including interim periods. Management does not believe that this recently issued standard will impact reporting of the Company's results of operations when implemented.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 "Disclosures About Segment of an Enterprise and Related Information". This statement supersedes Statement No. 14 and provides accounting guidance for reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim financial reports. This statement is effective for financial statements for periods beginning after December 15, 1997. Management believes that this recently issued standard will result in expanded disclosure regarding reporting the results of the Company's operations.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132 "Employers' Disclosure About Pension and Other Postretirement Benefits." This statement amends the disclosure requirements of Statements Nos. 87, 88 and 106. The statement requires additional disclosure requirements to facilitate financial analysis and eliminates some required disclosures no longer considered useful. The Statement is effective for financial statements for periods beginning after December 15, 1997. Management believes that this recently issued standard will not impact the reporting of the Company's results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
             PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing discussion contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve a number of risks and uncertainties. The actual results of operations of the Company could differ materially from historical results of operations and those discussed in the forward-looking statements contained herein. Factors that could cause actual results to differ materially include, but are not limited to, those identified in the Sections above entitled, "Technology Risks and Certain Other Business Risks and "Item 7, Management's Discussions and Analysis of Financial Conditions and Results of Operations." In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and other forward-looking statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in a forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new and existing markets; delays of scheduled openings of newly constructed casinos; the effect of economic conditions; a decline in the market acceptability of gaming; unfavorable public referendums or anti-gaming legislation; competitive factors, such as improvements in rival player tracking system functionality or game acceptance, timing of software system products introductions and upgrades, timely development implementation, production and customer acceptance of new gaming devices in a cost effective manner, execution of the manufacturing ramp, the ability to successfully enter new market segments and manage the growth of such businesses, unanticipated costs or other adverse effects of changes in the gaming industry, a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; changes in player appeal for gaming products; pricing pressures; changes in interest rates causing a reduction of investment income; loss or retirement of key executives; approval of pending patent applications or infringement upon existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation, and other risk factors identified from time to time in the Company's SEC filings.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                            PAGE
                                                                      ----
Independent Auditors' Report                                           F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996           F-2

Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995                                  F-4

Consolidated Statements of Shareholders' Equity for the years
     ended December 31, 1997, 1996 and 1995                            F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                                  F-6

Notes to Consolidated Financial Statements                             F-7

FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY DATA

     Schedule II, Valuation and Qualifying Accounts, for the years 1997, 1996 and 1995 has been submitted in Item 14 Part IV hereof where the schedule is listed. All other schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements and related notes.

                        INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
Casino Data Systems:

We have audited the consolidated financial statements of Casino
Data Systems and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casino Data Systems and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                                    /S/ KPMG Peat Marwick LLP


Las Vegas, Nevada
March 24, 1998

                        CASINO DATA SYSTEMS AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1997 AND 1996


                                                                                                             DECEMBER 31,
                                                                                                   -------------------------------
                                                                                                       1997                 1996
                                                                                                   -----------         -----------
                                       ASSETS
Current assets:
   Cash and cash equivalents, including segregated amounts of approximately $15,600,000
      and $12,000,000 in 1997 and 1996, respectively                                               $27,873,422         $21,482,173
   Investment securities, including restricted amounts of approximately
      $10,926 and $440,000 in 1997 and 1996, respectively                                               10,926             844,303
   Accounts receivable, net of allowance for doubtful accounts of
      $5,390,000 and $2,367,747 in 1997 and 1996, respectively                                       9,682,756          20,369,624
   Due from related party, net of allowance for doubtful accounts of
      $500,000 in 1996                                                                                 144,000           2,512,143
   Current portion of notes receivable                                                               1,392,191           3,520,542
   Income tax receivable                                                                             4,000,000           1,288,561
   Inventories, net of reserve of $1,125,000 in 1997                                                14,191,542          15,219,571
   Deferred tax asset                                                                                  360,000           2,261,877
   Assets held for sale                                                                                879,884                  --
   Other current assets                                                                              1,244,076           1,265,601
                                                                                                   -----------        ------------
                Total current assets                                                                59,778,797          68,764,395

Property and equipment, net                                                                         17,735,871          35,435,854
Investment securities, including restricted amounts of approximately
   $6,601,000 and $4,474,000 in 1997 and 1996, respectively                                          8,080,344           5,957,956
Notes receivable, excluding current portion                                                          1,627,285           1,280,321
Intangible assets, net                                                                               6,255,731           9,539,254
Software development costs, net of accumulated amortization of
$127,936 and $54,736 in 1997 and 1996, respectively                                                  1,954,086           2,903,288
Deposits                                                                                               383,753             425,331
Deferred tax asset                                                                                   1,140,000           1,115,945
                                                                                                   -----------        ------------
                Total assets                                                                       $96,955,867        $125,422,344
                                                                                                   -----------        ------------
                                                                                                   -----------        ------------



                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion long term-debt                                                                  $ 2,186,948         $ 2,032,187
   Accounts payable                                                                                  3,911,245           2,939,888
   Accrued expenses and customer deposits                                                            7,444,260           2,691,341
   Accrued slot liability                                                                            4,722,805           2,874,918
                                                                                                   -----------        ------------
               Total current liabilities                                                            18,265,258          10,538,334
                                                                                                   -----------        ------------
Noncurrent liabilities:
   Long-term debt, excluding current portion                                                           267,045           2,450,159
   Accrued slot liability                                                                           14,797,230           9,257,308
                                                                                                   -----------        ------------
               Total noncurrent liabilities                                                         15,064,275          11,707,467
                                                                                                   -----------        ------------

Commitments and contingencies

Shareholders' equity:
   Capital stock, no par value.  Authorized 100,000,000 shares; issued and
      outstanding 18,065,897 shares in 1997 and 18,033,647 shares in 1996                           83,789,500          83,624,448
   Retained earnings (deficit)                                                                     (20,163,166)         19,552,095
                                                                                                   -----------        ------------
               Total shareholders' equity                                                           63,626,334         103,176,543
                                                                                                   -----------        ------------

               Total liabilities and shareholders' equity                                          $96,955,867        $125,422,344
                                                                                                   -----------        ------------
                                                                                                   -----------        ------------

                              CASINO DATA SYSTEMS AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        YEARS ENDED DECEMBER 31,
                                                                  1997                1996                1995
                                                              ------------         -----------         -----------
Revenues:
   Systems and product sales                                  $ 33,377,160         $47,167,781         $24,660,377
   Progressive operations                                       21,127,043          23,703,094           8,233,125
                                                              ------------         -----------         -----------
                                                                54,504,203          70,870,875          32,893,502
                                                              ------------         -----------         -----------
Costs and expenses:
   Cost of goods sold                                           39,211,785          38,619,684          13,626,488
   Selling, general and administrative                          23,306,083          21,004,297           8,781,040
   Provision for doubtful accounts                               3,717,389           2,792,747              88,848
   Research and development                                      3,958,554           3,113,599           2,883,296
   Restructuring and impairment charge                          21,036,816                  --                  --
   Depreciation and amortization                                 5,559,391           3,370,430           1,272,839
                                                              ------------         -----------         -----------
           Total costs and expenses                             96,790,018          68,900,757          26,652,511
                                                              ------------         -----------         -----------

           (Loss) income from operations                       (42,285,815)          1,970,118           6,240,991
                                                              ------------         -----------         -----------
Other income (expense):
   Interest and other income                                     1,712,661           5,558,039             958,368
   Loss on disposal of assets                                   (1,887,394)                 --                  --
   Interest expense                                               (324,360)           (481,383)            (73,451)
                                                              ------------         -----------         -----------
           Total other income (expense)                           (499,093)          5,076,656             884,917
                                                              ------------         -----------         -----------

           Income before income taxes                          (42,784,908)          7,046,774           7,125,908

Income tax (benefit) provision                                  (3,069,647)          2,232,192           2,394,214
                                                              ------------         -----------         -----------
           Net (loss) income                                  $(39,715,261)         $4,814,582          $4,731,694
                                                              ------------         -----------         -----------
                                                              ------------         -----------         -----------

Basic net (loss) income per share                                   ($2.20)              $0.29               $0.35
                                                              ------------         -----------         -----------
                                                              ------------         -----------         -----------

Diluted net (loss) income per share                                 ($2.20)              $0.28               $0.34
                                                              ------------         -----------         -----------
                                                              ------------         -----------         -----------

Basic weighted average shares outstanding                       18,043,000          16,892,000          13,572,000
                                                              ------------         -----------         -----------
                                                              ------------         -----------         -----------

Diluted weighted average shares outstanding                     18,043,000          17,485,000          13,876,000
                                                              ------------         -----------         -----------
                                                              ------------         -----------         -----------


                         CASINO DATA SYSTEMS AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                   COMMON STOCK            DEFERRED     TREASURY      RETAINED
                                               SHARE         AMOUNT        DISCOUNT      STOCK        EARNINGS         TOTAL
                                            -----------    -----------    ----------  ------------   -----------    -----------
Balance at December 31, 1994                 13,905,900    $36,081,238    $(25,333)   $(4,920,574)   $10,005,819    $41,141,150

Issuance of common stock, pursuant
   to employee stock option plan                236,590      1,162,106          --             --             --      1,162,106

Income tax benefits derived from
   exercise of stock options by grantees             --        657,240          --             --             --        657,240

Issuance of common stock pursuant
   to purchase of TurboPower
   Software Company                             112,500        350,000          --             --             --        350,000

Retirement of shares held in treasury          (517,500)    (4,920,574)         --      4,920,574             --             --

Net income                                           --             --          --             --      4,731,694      4,731,694

Installment sale discount, additional
   capital                                           --             --      25,333             --             --         25,333
                                            -----------    -----------   ---------    -----------    -----------    -----------

Balance at December 31, 1995                 13,737,490     33,330,010          --             --     14,737,513     48,067,523

Issuance of common stock, pursuant
   to employee stock option plan                334,195      1,989,345          --             --             --      1,989,345

Income tax benefits derived from
   exercise of stock options by
   grantees                                          --      1,347,120          --             --             --      1,347,120

Issuance of common stock, pursuant
   to purchase of Telnaes patent                166,962      1,733,234          --             --             --      1,733,234

Issuance of common stock                      3,795,000     45,224,739          --             --             --     45,224,739

Net income                                           --             --          --             --      4,814,582      4,814,582
                                            -----------    -----------   ---------    -----------    -----------    -----------
Balance at December 31, 1996                 18,033,647     83,624,448          --             --     19,552,095    103,176,543

Issuance of common stock, pursuant
   to employee stock option plan                 32,250        165,052          --             --             --        165,052

Net loss                                             --             --          --             --    (39,715,261)   (39,715,261)
                                            -----------    -----------   ---------    -----------    -----------    -----------
Balance at December 31, 1997                 18,065,897    $83,789,500   $      --    $        --   $(20,163,166)   $63,626,334
                                            -----------    -----------   ---------    -----------    -----------    -----------
                                            -----------    -----------   ---------    -----------    -----------    -----------


                                                                           F-5

                               CASINO DATA SYSTEMS AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                            1997           1996           1995
                                                                        -------------  ------------   -------------
Cash flows from operating activities:
  Net income                                                            $(39,715,261)  $  4,814,582   $  4,731,694
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                         5,559,391      3,370,430      1,272,839
     Deferred income taxes                                                 1,877,822     (2,871,741)      (414,081)
     Restructuring and impairment charge                                  21,036,816             --             --
     Loss on disposal of assets                                            1,887,394             --             --
     Installment sale discount, additional capital                                --             --         25,333
     Tax benefit derived from exercised options by grantees                       --      1,347,120        657,240
     Provision for accounts receivable                                     3,717,389      2,792,747         88,848
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                         11,119,009    (18,675,340)    (3,420,942)
       Increase in income tax receivable                                  (2,711,439)    (1,288,561)            --
       Decrease (increase) in inventories                                    538,029     (9,905,161)    (1,072,836)
       Decrease (increase) in other current assets and deposits              (42,480)       711,682     (1,571,502)
       Increase in accounts payable                                          971,357        428,332      2,680,027
       Increase in accrued expenses, customer deposits and
        slot liability                                                    12,140,729      9,475,099      3,316,850
                                                                        -------------  ------------   -------------
           Net cash provided by (used in) operating activities            16,378,756     (9,800,811)     6,293,470
                                                                        -------------  ------------   -------------
Cash flows from investing activities:
  Purchase of securities held to maturity                                 (1,289,011)    (6,802,259)            --
  Sale and maturities of securities held to maturity                              --             --      5,674,895
  Increase in intangible assets                                              (55,233)    (3,658,465)    (1,700,810)
  Investment in software development                                      (5,355,801)    (2,316,395)      (641,629)
  Payment for purchase of TurboPower Software Company, net of
   cash acquired                                                                  --             --       (600,000)
  Payment for purchase of CDS Signs, Inc., net of cash -acquired                  --             --     (1,349,700)
  Acquisitions of property and equipment                                  (1,424,161)   (16,489,321)   (13,456,517)
                                                                        -------------  ------------   -------------
           Net cash used in investing activities                          (8,124,206)   (29,266,440)   (12,073,761)
                                                                        -------------  ------------   -------------
Cash flows from financing activities:
  Borrowings from operating line-of-credit                                        --      1,800,000             --
  Principal payments on operating line-of-credit                                  --     (1,800,000)            --
  Repayment of notes payable                                              (2,028,353)    (1,900,225)       (23,934)
  Proceeds from issuance of note payable                                          --      2,078,567      3,716,093
  Net proceeds from issuance of common stock                                 165,052     47,214,084      1,162,106
                                                                        -------------  ------------   -------------
           Net cash provided by financing activities                      (1,863,301)    47,392,426      4,854,265
                                                                        -------------  ------------   -------------
Net increase (decrease) in cash and cash equivalents                       6,391,249      8,325,175       (926,026)
Cash and cash equivalents at beginning of year                            21,482,173     13,156,998     14,083,024
                                                                        -------------  ------------   -------------
Cash and cash equivalents at end of year                                 $27,873,422   $ 21,482,173   $ 13,156,998
                                                                        -------------  ------------   -------------
                                                                        -------------  ------------   -------------


                        CASINO DATA SYSTEMS AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1997 AND 1996



(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (A)    DESCRIPTION OF BUSINESS

   Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of the
   Company: CDS Services Company, CDS Graphics and Imaging Company, CDS Signs, Inc., TurboPower Software Company, and CDS Gaming Company. The primary businesses of the Company are: (i) the development, licensing and sale of casino management information systems; (ii) the operation of multi-site link progressive (MSP) systems; (iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals.

   In January 1995, the Company purchased substantially all of the assets of TurboPower Software, a Colorado sole proprietorship. TurboPower Software designs, develops, and markets programming tools to professionals.

   In September 1995, the Company purchased 100% of the outstanding voting stock of CDS Signs, Inc. (formerly known as Fifty-Seven Corporation). CDS Signs, Inc. designs and manufacturers both indoor and outdoor signage, primarily for casinos.

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

   The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                                          DECEMBER 31,
                                                          ------------
                                                              1995
                                                          ------------
REVENUES:
           Casino Data Systems and Subsidiaries            $31,583,986
           Imageworks, Inc.                                  1,309,516
                                                          ------------
           Combined                                        $32,893,502
                                                          ------------
                                                          ------------
NET INCOME (loss):

           Casino Data Systems and Subsidiaries            $ 4,728,084
           Imageworks, Inc.                                      3,610
                                                          ------------
                Combined                                   $ 4,731,694

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

           (C)  REVENUE RECOGNITION

           The Company sells Oasis II systems, gaming machines, signs, meters, and graphics sales on normal credit terms (90 days or less) and installment contracts (generally, less than one year). Revenue from Oasis II system sales is recorded in proportion to work completed using a method that approximates the percentage-of-completion method, or if the contract does not provide for the Company's installation of the system, the sale is recorded upon shipment. Contracts for Oasis II system sales generally specify that the price is to be paid in three or four installments as progress is made toward completion and that final payment under the contract is not made until the expiration of an acceptance period during which time the customer and applicable regulatory authorities may test and approve the Company's Oasis II system. Revenue on the sale of signs, meters and graphics is generally recognized upon delivery. Revenue on sale of gaming machines is recognized upon delivery for a standard sale and when a convert to sale is executed for games on trial. In the gaming industry, it is traditionally required that game manufacturers allow casinos to try new games on the floor for a period of time before purchasing them. These games are considered to be games on trial and remain in the Company's inventory until the decision to purchase is made. CDS Gaming Company's revenues consist of revenues relating to the operations of the multi-site linked progressive systems and a share of the coins wagered on machines at customer locations. Revenue is recognized based on the Company's share of the coins wagered.

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

           (F)  FAIR VALUE OF FINANCIAL INSTRUMENTS

           Statement of Financial Accounting Standards No. 107 "Disclosure About Fair Value of Financial Instruments (SFAS 107) requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1997 and 1996, the carrying value of all financial instruments (cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accrued expense and long-term debt) approximates fair value due to the short term nature of the instruments or interest rates are comparable with current rates. See Note 5 for fair value regarding investments securities.

           (G) INVENTORIES

           Inventories are recorded at the lower of cost or market. Cost is determined principally on the first-in first-out method. Inventories consist of computer components and other hardware used in Oasis II casino information management systems, gaming machines and components used in gaming machines, meters, signs, and graphics production.

           (H)  ASSETS HELD FOR SALE

           Assets held for sale are carried at the lower of net book value or estimated net realizable value. Depreciation is discontinued when assets are transferred to held for sale.

           (I)  PROPERTY AND EQUIPMENT

           Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:


                     Building                                  40 years
                     Furniture, fixtures and equipment    3 to 10 years
                     Gaming devices                        3 to 7 years
                     Service vehicles                      5 to 7 years


           Leasehold improvements are amortized over the shorter of the lease term (including expected renewals) or the useful life of the assets.

           Normal repairs and maintenance are charged to expense when incurred. Betterments and expenditures which materially extend the useful life of the asset are capitalized.

           (J)  INTANGIBLE ASSETS

           Intangible assets consist of costs associated with the establishment of trademarks, purchase of a patent sublicense, gaming licenses in various jurisdictions, the excess of the purchase price over the net assets of acquired businesses (goodwill), and the unamortized balance of a technology release agreement, all of which are capitalized and amortized using the straight-line or revenue matching method over a period of 5 to 15 years.

           (K) SOFTWARE DEVELOPMENT COSTS

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

           The Company capitalized $5,449,649 and $2,316,395 of software development costs for the years ended December 31, 1997 and 1996, respectively and, as discussed in Note 3, the Company wrote software development costs down due to impairment analysis. The Company amortized approximately $73,200 and $54,736 for the years ended December 31, 1997 and 1996, respectively. Research and development costs incurred to establish technological feasibility have been expensed when incurred.

           (L)  RESEARCH AND DEVELOPMENT COSTS

           Research and development costs related to designing, developing and testing products are charged to expense as incurred. The Company accounts for research and development tax credits as a reduction of the provision for income taxes in the year in which the credits are realized.

           (M)  INCOME TAXES

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

           (N)  SLOT LIABILITY

           In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial reset amount (the base component) followed by an annuity (the progressive component) paid out over 19 or 20 years after the winning combination is hit. Base jackpots are charged to cost of goods sold ratably with the level of play expected to precede payout based on a statistical analysis. The progressive component increases at a rate based on the number of coins played. The accrual of the liability and the associated charge to cost of sales as the amount of the jackpot increases results in recognition of liabilities and matching costs and revenues. The possibility exists that the winning combination may be hit before the Company has fully accrued the base component amount, at which time any unaccrued portion would be expensed.

           (O)   NET INCOME PER SHARE

           Basic and diluted loss per share were computed in accordance with SFAS No. 128 "Earnings Per Share." All share and per share data presented in the consolidated financial statements and notes thereto have been retroactively restated to give effect to stock splits.

           (P) STOCK OPTION PLAN

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

           (Q)  WARRANTY COSTS

           The Company warrants its products for a period ranging from three months to one year from the date of delivery, provided the products are used under normal operating conditions. The Company accrues a reserve for product warranty at the time of sale.

           (R) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

           The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

           (S)  USE OF ESTIMATES

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual amounts could differ from these estimates.

           (T)  RECLASSIFICATIONS

           Certain prior year balances have been reclassified to conform to the current year presentation.

           (U)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                The Company adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" in 1997. This statement's objective is to simplify the computation of earnings per share to make the U.S. standard for computing earnings per share more comparable to international earnings per share standards. This statement requires and the Company has provided restatement of all prior period earnings per share data presented.

                The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income". This statement requires the reporting of all components of net income by all entities that provide a full set of financial statements. This statement is effective for financial statements for periods beginning after December 15, 1997, including interim periods. Management does not believe that this recently issued standard will impact reporting of the Company's results of operations when implemented.

                The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 "Disclosures About Segment of an Enterprise and Related Information". This statement supersedes Statement No. 14 and provides accounting guidance for reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim financial reports. This statement is effective for financial statements for periods beginning after December 15, 1997. Management believes that this recently issued standard will result in expanded disclosure regarding reporting the results of the Company's operations.

                The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132 "Employers' Disclosure About Pension and Other Postretirement Benefits." This statement amends the disclosure requirements of Statements Nos. 87, 88 and 106.
           The statement requires additional disclosure requirements to facilitate financial analysis and eliminates some required disclosures no longer considered useful. The Statement is effective for financial statements for periods beginning after December 15, 1997. Management believes that this recently issued standard will not impact the reporting of the Company's results of operations.

           (2)  MANAGEMENT'S PLAN

           The Company continually reviews all components of its business for possible improvement of future profitability and shareholder value through acquisition, divestiture, reengineering or restructuring. In the fourth quarter of 1997, the Company developed and initiated a restructuring plan designed to improve the company's cost structure, streamline operations and divest the Company of underperforming assets.

           Implementation of the plan has resulted in certain asset impairment and various expected losses to be incurred upon the disposal of assets to be divested. These impairment losses and expected losses on disposal have been recognized as required by the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Although the restructuring plan will have a materially adverse affect on the 1997 results of operations, management believes that the plan is necessary in order for the Company to achieve the greatest possible profitability in the future.

(3)        RESTRUCTURING AND IMPAIRMENT

In the fourth quarter of 1997, the Company developed a restructuring plan that encompassed nearly the entire organization and resulted in a charge to income from operations of $14,997,449. Additionally, the Company recorded impairment charges totaling $6,039,367. The components of the restructuring and impairment charge which aggregates $21,036,816 are as follow:

           (a)  MSP SYSTEMS - CARIBBEAN STUD VIDEO POKER

           The Company terminated the Caribbean Stud video poker link on October 31, 1997 due to the combination of lower than expected revenues and a fixed royalty accruing to the licensor of the Caribbean Stud game technology (CTI). The operation of this link contributed $1,944,172 in revenue and resulted in a negative gross margin of $351,853 for the ten months ended October 31, 1997. The gaming machines will be converted into other video poker programs and sold as used equipment. The signage and other peripheral assets were customized for the Caribbean Stud video poker link; therefore, they offer no future operating use to the Company. The customized nature and aged designs of the signage and peripheral assets impair their fair value such that no material residual sales value is expected. As such, their carrying values have been written down to zero through a charge of $1,104,061 which is included in restructuring and impairment charges in the consolidated statement of operations.

           (b)  MSP SYSTEMS - COOL MILLIONS

           In response to increasing competitive pressure and erosion in product performance, the Company has decided to replace existing Cool Millions assets in fiscal 1998. Operation of these links contributed $19,182,872 in revenues and $7,480,189 of gross margin during the twelve months ended December 31, 1997. The gaming devices have book value of $5,000,058, before recognition of any impairment charge. The Company plans to sell these devices to third party used equipment dealers throughout fiscal 1998. Fair values of these gaming devices was determined through discussion with these used game equipment dealers. A charge of $4,206,000 is included in restructuring and impairment charges in the consolidated statement of operations to reduce the book value of the assets down to their fair value.

           The customized nature and aged design of the Cool Millions signage and peripheral assets impair their fair value such that no material residual sales value is expected. There is also no anticipated future operational use to the Company. As a result, signage with a book value of $3,540,021, and peripheral assets with a book value of $1,802,656, have been written down to a fair value of zero. These charges total $5,342,677 and are included in restructuring and impairment charges in the accompanying consolidated statement of operations.

           (c) CDS GRAPHICS & IMAGING

           In the fourth quarter of 1997, the Company restructured the CDS Graphics and Imaging subsidiary to eliminate all external sales operations. The Company now operates the subsidiary to satisfy internal demand only. Operation of this subsidiary contributed $2,041,375 in revenues and resulted in a net loss of $43,000 for the twelve months ended December 31, 1997. The subsidiary's ongoing operations will be limited to production of graphic art and flat glass for use only in CDS manufactured gaming devices. The restructure included a reduction in personnel of 23 employees and calls for the disposition of all equipment determined to be nonessential in satisfying only internal demand. The restructuring resulted in the recognition of an expected loss on disposal, the elimination of goodwill and the write-off of finished goods inventory.

           Assets representing nonessential equipment with book value of $1,448,744, which will be disposed of during the first two quarters of fiscal 1998, have been written down to their estimated fair value of $524,984. The fair value was determined through discussion with used equipment brokers. The finished goods inventory represents replacement glass for previously processed customer orders which would normally be sold in small lots as replacement supplies are needed. Without an external sales force, and since customers generally prefer to purchase such replacement glass only when needed, the Company does not expect to realize any material recoverable value from the inventory. Finished goods inventory of $490,000 has been written down to zero. The unamortized balance of the associated goodwill of $671,000 is not considered recoverable and has been written down to zero. These write downs total $2,162,455 and are included in restructuring and impairment charges in the accompanying consolidated statement of operations.

           (d) SYSTEMS AND SERVICES SOFTWARE DEVELOPMENT COSTS

           In the fourth quarter of 1997, the Company created and began implementing a plan to accelerate the development of the Windows compatible version of its OASIS II system. Substantially all engineering resources were reassigned to the Windows project and several DOS based projects in development were abandoned. These abandoned projects will not be completed and have no residual value. Management believes that successful development of a Windows compatible version of its OASIS II system is imperative in sustaining or increasing sales of the OASIS II system. Capitalized costs associated with the abandoned DOS projects total $1,199,285. These costs have been written off and are included in restructuring and impairment charges in the consolidated statement of operations.

           (e) TURBOPOWER SOFTWARE

           In the fourth quarter, the Company committed to a plan to divest its TurboPower Software subsidiary (TurboPower). Operation of this subsidiary contributed $1,450,037 in revenues and resulted in a net loss of $595,439 for the twelve months ended December 31, 1997. TurboPower was purchased in January 1995 to assist in development of general software products and the Windows compatible version of the OASIS II system specifically. The Windows development effort by TurboPower was ceased in the third quarter of 1997. In the fourth quarter of 1997, management concluded that TurboPower no longer fit within the Company's overall market strategy and made the decision to actively pursue a buyer. Based on an estimate of future cashflows and the estimated fair value of its assets, the Company has adjusted the book value of TurboPower's assets to down to their fair value which resulted in a charge of $983,103. This charge is included in restructuring and impairment charges in the accompanying consolidated statement of operations.

           (f)  IMPAIRMENT LOSS

           In December 1997, the Company recorded a non-cash accounting charge related to the impairment of certain long-lived assets as required by SFAS 121 in the amount of $6,039,367. The impairment loss charge is comprised of three components: (i) a charge of $4,401,500 related to capitalized amounts for payments to a third party for game enhancements that are significantly behind schedule and realizing competitive, market and pricing pressure, all of which materially jeopardize the possibility of recovering these costs, (ii) a charge of $1,117,498 based on the cashflow projections for CDS Signs, Inc. which indicate that the subsidiary will not generate enough cash to recover the $1,117,498 in goodwill net of amortization and (iii) a charge of $520,369 related to the capitalized costs associated with a module of the OASIS II system for which the net realizable value is zero. The SFAS 121 charge had no impact on the Company's 1997 cashflow or its ability to generate cash flow in the future.

(4)        INVESTMENT SECURITIES

           The amortized cost, gross unrealized holding gains, and fair value for held-to-maturity securities by major security type and class of security at December 31, 1997 follows:


                                                  AMORTIZED       UNREALIZED      FAIR
                                                    COST          GAIN(LOSS)      VALUE
                                                  ----------      ----------    ----------
          Securities to be held to maturity:
          U.S. Government and agency securities   $6,601,078             $0     $6,601,078
          State and municipal securities           1,479,266         (3,979)     1,475,287
                                                  ----------      ----------    ----------
                                                  $8,080,344        $(3,979)    $8,076,365
                                                  ----------      ----------    ----------
                                                  ----------      ----------    ----------


          The approximate market values of securities held to maturity at December 31, 1997 by contractual maturity, are as follows:


                                                                 FAIR VALUE
                                                                 -----------
           Due in one year or less                               $2,482,265
           Due in one to five years                               2,516,179
           Due in five to ten years                               1,331,919
           Due in ten to fifteen years                            1,193,496
           Due in fifteen to twenty years                           552,506
                                                                 -----------
                                                                 $8,076,365
                                                                 -----------
                                                                 -----------



(5)        NOTES RECEIVABLE

The Company has granted customers extended payment terms under contracts of sale evidenced by notes. These notes are generally for terms of one to two years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

(6)        INVENTORIES

    Inventories consists of the following:


                                                               DECEMBER 31,
                                                      -----------------------------
                                                         1997              1996
                                                      ------------     ------------
           Raw Materials                              $ 8,507,561       $ 9,943,220
           Work in process                                268,770           663,340
           Finished Goods                               6,540,211         4,613,011
                                                      -----------       -----------
                                                       15,316,542        15,219,571

           Less Reserve for obsolescence               (1,125,000)             --
                                                      -----------       -----------
                                                      $14,191,542       $15,219,571
                                                      -----------       -----------
                                                      -----------       -----------


           Finished goods inventory includes gaming machines on trial at various casino sites of $2,708,000 at December 31, 1997. The Company had no games on trial at December 31, 1996.

(7)        PROPERTY AND EQUIPMENT

           Property and equipment consists of the following:


                                                                        DECEMBER 31,
                                                                    1997          1996
                                                                -----------    -----------
          Furniture, fixtures and equipment                      $7,361,345    $11,182,807
          Gaming devices                                            949,597     15,708,564
          Service vehicles                                          553,964        548,232
          Leasehold improvements                                    930,812        913,465
          Buildings                                               9,671,570      9,594,540
          Land                                                    1,815,721      1,815,721
                                                                -----------    -----------
                                                                 21,283,009     39,763,329
          Less accumulated depreciation and amortization         (3,547,138)    (4,327,475)
                                                                -----------    -----------
                                                                $17,735,871    $35,435,854
                                                                -----------    -----------
                                                                -----------    -----------


          The net book value of collateral for equipment financing agreements was $2,418,091 and $4,298,000 at December 31, 1997 and 1996,
          respectively.

(8)       INTANGIBLE ASSETS

          Intangible assets consist of the following:


                                                                     DECEMBER 31,
                                                             ----------------------------
                                                                 1997            1996
                                                             ------------    ------------
          Trademarks                                         $    31,200       $  31,200
          Licensing costs                                        964,829         919,596
          Goodwill resulting from the acquisition of:
             CDS Graphics and Imaging Company                          0         909,391
             TurboPower Software Company                               0         815,000
             CDS Signs, Inc.                                           0       1,340,998
          Technology release agreement                         1,437,500       1,437,500
          Telnaes patent                                       4,942,646       4,932,646
                                                             -----------     -----------
                                                               7,376,175      10,386,331
          Less accumulated amortization                       (1,120,444)       (847,077)
                                                             -----------     -----------
                                                             $ 6,255,731     $ 9,539,254
                                                             -----------     -----------
                                                             -----------     -----------


          Goodwill associated with CDS Graphics and Imaging Company, TurboPower Software Company and CDS Signs, Inc. were charged to operations in the fourth quarter of 1997. See Note 3, Restructuring and Impairment Charge.

(9)       LONG TERM OBLIGATIONS

          Long term debt at December 31, 1997 and 1996 consists of the following:










                                                                                            DECEMBER 31,
                                                                                   ----------------------------
                                                                                       1997            1996
                                                                                   -----------      -----------
          9.0% note payable due in monthly installments of $42,790, including interest, with final payment of $43,235 due February 28, 1999; secured
          by personal property                                                      $  566,626      $1,007,754

          9.15% note payable due in monthly installments of $115,250, including interest, with final payment due December 29, 1998; secured by personal
          property                                                                   1,317,098       2,518,936

          8.75% note payable due in monthly installments of $23,221, including interest, with final payment due March 13, 1999; secured by personal
          property                                                                     328,815         567,249

          11.12% note payable due in monthly installments of $9,245 including interest, with final payment due January 1, 2000; secured by personal
          property                                                                     205,552         288,504

          Other unsecured notes payable                                                 35,902          99,903
                                                                                   -----------      -----------
          Total                                                                      2,453,993       4,482,346
                                                                                   -----------      -----------
          Less current portion                                                       2,186,948       2,032,187
                                                                                   -----------      -----------
          Long term portion                                                         $  267,045      $2,450,159
                                                                                   -----------      -----------
                                                                                   -----------      -----------


          Future minimum payments under equipment financing agreements are as follow:


                                                                           PAYMENTS
                                                                         -----------
          Year ending December 31:
                        1998                                             $ 2,323,299
                        1999                                                 267,173
                        2000                                                   9,315
                        2001                                                       0
                                                                         -----------
                              Total minimum payments                       2,599,787
          Less interest                                                     (145,794)
                                                                         -----------
                              Present value of future minimum payments     2,453,993
          Less current portion                                            (2,186,948)
                                                                         -----------
                                                                         $   267,045
                                                                         -----------
                                                                         -----------


           During May 1996, the Company entered into a $20,000,000 revolving line of credit("line of credit") with U.S. Bank of Nevada which expires in May 1998. The line of credit is secured by the Company's accounts receivable, inventory and general intangibles. The line of credit bears interest at a variable rate equal to the bank's base rate, which was 8.25% at December 31, 1997. There was no amount outstanding or available under the line of credit at December 31, 1997. Advances under the line are limited to a multiple of the Company's earnings before interest, taxes, depreciation and amortization over the past four quarters and are also subject to maintenance of certain financial covenants and ratios. The Company has reserved $5 million of this line of credit to secure an irrevocable letter of credit pursuant to other equipment financing agreements. These equipment agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three year letter of credit securing payment in the amount of 50% of the outstanding principal balance.

(10)       SHAREHOLDERS' EQUITY

           (A)  GENERAL

           Pursuant to the TurboPower Software purchase agreement, on January 18, 1995, the Company issued 112,500 shares of restricted stock valued at $3.11 per share.

           On April 15, 1995 the Board of Directors approved an increase in the authorized common stock in the Company from 10,000,000 shares to 100,000,000 shares of no par value common stock.

           Pursuant to the purchase of the Telnaes patent sublicense on February 19, 1996, the Company issued 121,847 shares of restricted stock valued at $10.83 per share. On April 22, 1996, the Company issued an additional 4,615 shares of restricted stock valued at $10.83 per share. On August 6, 1996, the Company issued a final installment 40,500 shares of restricted stock valued at approximately $8.97 per share.

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

           (C)  STOCK OPTION AND COMPENSATION PLAN

           In January 1993, the Company adopted the 1993 Stock Option and Compensation Plan (the Plan), pursuant to which options and other awards to acquire an aggregate of 1,012,500 shares of Common Stock may be granted. The number of shares issuable under the Plan was increased to an aggregate 1,350,000 shares in June 1994 and 2,025,000 shares in July 1996. Stock options, stock appreciation rights, restricted stock, deferred stock and other stock-based awards and cash awards may be granted under the Plan.

           The Plan is administered by the Stock Option Committee, which is comprised of two of the Company's outside directors. Awards under the Plan may be made to Company employees, including directors and officers of and consultants to the Company, its subsidiaries and affiliates. The Plan confers on the Stock Option Committee discretion to determine the number and exercise price of the stock options, which may be below the fair market value of the Common Stock on the date granted, the term of each option, and the time or times during the option period when the option becomes exercisable. The grant price has been equal to the fair market value of the Company's common stock on the date of grant for all options granted. In April 1993, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register 1,102,500 shares of its Common Stock consisting of 1,012,500 shares reserved for issuance under the Plan and 90,000 shares reserved for options granted to two outside directors of the Company. An S-8 covering the additional 337,500 shares issuable under the Plan as amended was filed in September 1994. In
           December 1994, the Company granted options to purchase an aggregate 22,500 shares to two outside directors. In September 1995, a Form S-8 was filed covering 225,000 shares issuable under the Company's 1994 Nonemployee Director Stock Option Plan. The following table provides additional information regarding stock options:

                                                                     WEIGHTED
                                                      OPTIONS         AVERAGE
                                                    ---------     ---------------
           Outstanding at December 31, 1994           934,537       $ 7.14

           Granted                                    851,348         6.12
           Exercised                                 (236,590)        5.30
           Canceled                                  (349,875)        5.33
                                                    ---------     ---------------
           Outstanding at December 31, 1995         1,199,420         6.14

           Granted                                    793,474        15.79
           Exercised                                 (334,195)        5.55


                                                      OPTIONS         RANGE
                                                    ---------     ---------------

           Canceled                                  (339,049)      $11.10
                                                    ---------     ---------------
           Outstanding at December 31, 1996         1,319,650        11.50

           Granted                                    460,675         4.60
           Exercised                                  (32,250)        5.21
           Canceled                                  (385,585)       10.46
                                                    ---------     ---------------
           Outstanding at December 31, 1997         1,362,490       $ 4.75
                                                    ---------     ---------------
                                                    ---------     ---------------


           The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $2.50, $2.12 and $.69, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: expected dividend yield of 0% for all three years; risk free interest rate of 5.75%, 6.50% and 6.50%, respectively; and expected lives varying from one month to three years.

           The following table summarizes information about stock options outstanding at December 31, 1997:


                                              Weighted
                            Number out-       average        Weighted       Number           Weighted
           Range of         standing at       remaining      average        exercisable      average
           exercise         December 31,      contractual    exercise       December 31,     exercise
           price            1997              life           price          1997             price
           ---------        ------------      -----------    --------       ------------     --------

           $3.44            317,000           2.29 years     $ 3.30         238,688          $ 3.30
           $3.75            285,000           4.93 years     $ 3.75            --            $ 3.75
           $5.00            266,025           4.39 years     $ 4.93         229,775          $ 5.00
           $5.33            318,778           1.31 years     $ 5.33         317,276          $ 5.33
           $17.63           175,687           3.21 years     $13.71          92,263          $13.51
                           ------------      -----------    --------       ------------     --------

           $2.22 to
           $17.63           1,362,490         2.11 years     $4.75          878,002          $5.55
                           ------------      -----------    --------       ------------     --------
                           ------------      -----------    --------       ------------     --------

           The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                         1997             1996          1995
                                    ------------      -----------    -----------
           Net (loss) income
           As reported              $(39,715,216)     $ 4,814,582    $ 4,731,694
           Pro forma                $(40,864,920)     $ 3,699,727    $ 4,429,285

           Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered.

           (D)  NET INCOME PER COMMON SHARE

           The following is an analysis of the components of the shares used to compute net income per common share:

                                                                   DECEMBER 31,
                                                     ----------------------------------------
                                                        1997           1996          1995
                                                     ----------     ----------     ----------
Numerator for diluted earnings per share--income
available to common stockholders                    (39,715,261)     4,814,582      4,731,694
                                                     ----------     ----------     ----------
Denominator:
  Denominator for basic earnings per share-
    weighted average shares                          18,043,000     16,892,000     13,572,000
Effect of dilutive securities-
    Stock options                                             0        593,000        304,000
                                                     ----------     ----------     ----------
Denominator for diluted earnings per share-
adjusted weighted average shares and assumed
conversions                                          18,043,000     17,485,000     13,876,000
                                                     ----------     ----------     ----------
                                                     ----------     ----------     ----------

Basic earnings per share                                  (2.20)          0.29           0.35
                                                     ----------     ----------     ----------
Diluted earnings per share                                (2.20)          0.28           0.34
                                                     ----------     ----------     ----------

(11) INCOME TAXES

          Total income tax expense for the years ended December 31, 1997, 1996 and 1995, was allocated as follows:

                                                                    1997          1996           1995
                                                                -----------   -----------    -----------
          Tax expense on income from continuing operations      $ 3,069,647   $ 2,232,192    $ 2,394,214

          Shareholder's equity, tax benefit for compensation
          expense for tax purposes in excess of amounts
          recognized for financial reporting purposes                    --    (1,347,120)      (657,240)
                                                                -----------   -----------    -----------
                                                                $ 3,069,647   $   885,072    $ 1,736,974
                                                                -----------   -----------    -----------
                                                                -----------   -----------    -----------

          Income tax expense attributable to income from continuing operations consists of:

                                              CURRENT        DEFERRED        TOTAL
                                            -----------    -----------    -----------
          YEAR ENDED DECEMBER 31, 1997:
              U.S. Federal                  $(5,252,738)     1,877,822     (3,374,916)
              State                             305,269             --             --
                                            -----------    -----------    -----------
                                             (4,947,469)   $ 1,877,822    $(3,069,647)
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

          YEAR ENDED DECEMBER 31, 1996:
              U.S. Federal                  $ 4,869,334    $(2,871,741)   $ 1,997,593
              State                             234,599             --        234,599
                                            -----------    -----------    -----------
                                            $ 5,103,933    $(2,871,741)   $ 2,232,192
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

          YEAR ENDED DECEMBER 31, 1995:
              U.S. Federal                  $ 2,773,295    $  (414,081)   $ 2,359,214
              State                              35,000             --         35,000
                                            -----------    -----------    -----------
                                            $ 2,808,295    $  (414,081)   $ 2,394,214
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

          The effective income tax rate differs from the U.S. federal statutory rate of 35% for the years ended December 31, 1997 and 1996 and 34% for the year ended December 31, 1995, respectively, as follows:

                                                                   1997            1996           1995
                                                               ------------    -----------    -----------
          Computed "expected" income tax expense (benefit)     $(14,974,718)   $ 2,466,371    $ 2,422,809
          Tax exempt interest income                               (116,357)      (366,115)      (119,000)
          State taxes, net of federal income tax benefit            106,844        152,489         23,100
          Research and development tax credit                            --             --       (165,000)
          Tax rate difference in carry back years                 1,036,266             --             --
          Change in valuation allowance                          10,005,781             --             --
          Other, net                                                872,537        (20,553)       232,305
                                                               ------------    -----------    -----------
                                                               $ (3,069,647)   $ 2,232,192    $ 2,394,214
                                                               ------------    -----------    -----------
                                                               ------------    -----------    -----------

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                                       CHANGE IN
                                                                       DEFERRED
                                                          1997          TAXES           1996
                                                      -----------    -----------    -----------
          Deferred tax assets:
            Accrued jackpot liability                 $ 6,832,013    $(2,597,518)   $ 4,234,495
            Accrued expenses not currently deductible
               for income tax purposes                    230,886       (173,457)        57,429
            Accounts receivable, principally due to
               allowance for doubtful accounts            587,821        415,890      1,003,711
            Intangible assets                           4,608,423     (4,608,423)             0
            Inventory                                   1,700,332     (1,426,482)       273,850
                                                      -----------    -----------    -----------
                                                       13,959,475     (8,389,990)     5,569,485
                                                      -----------    -----------    -----------
          Valuation allowance                         (10,005,781)    10,005,781             --

                                        F-18

                                                           -----------    -----------    -----------
                       Net deferred tax assets               3,953,694      1,615,791      5,569,485
                                                           -----------    -----------    -----------
          Deferred tax liabilities:
            Property and equipment, principally due to
               depreciation methods                          2,244,534       (554,669)     1,689,865
            Intangible assets                                        0        425,951        425,951
            Other                                              209,160       (133,313)        75,847
                                                           -----------    -----------    -----------
                  Total gross deferred tax liabilities       2,453,694       (262,031)     2,191,663
                                                           -----------    -----------    -----------
                  Net deferred tax asset                   $ 1,500,000    $(1,877,822)   $ 3,377,822

                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------


Management has considered certain tax planning strategies as permitted by SFAS No. 109.

A valuation allowance in the amount of $10,005,781 has been established. Realization of the recorded deferred tax asset is dependent upon generating sufficient taxable income in the future to offset future tax deductions. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, could be reduced in the near term if estimates of future taxable income are reduced.

(12)  RELATED PARTY TRANSACTIONS


     A shareholder and former director of the Company and the spouse (collectively the "Principals") of the Chairman of the Company are majority
shareholders in Kiland Distributing Corporation   ("KDC"), a distributor of
the Company's products. Prior to the third quarter of 1997, the Company utilized KDC for substantially all sales in the mid-west region of the United States. During the nine months ended September 30, 1997, the Company made sales to KDC of approximately $169,000. The sales, recorded net of distributor discounts, represent less than 1% of the Company's revenues for the nine months ended September 30, 1997.

     In September 1997, the Company and KDC reached an agreement regarding the settlement of accounts receivable of $3,059,497 for approximately $2.4
million. The settlement included the   transfer of substantially all of KDC's
assets to the Company which included cash, accounts receivable and fixed assets. The settlement also included forgiveness of certain accounts payable from the Company to KDC and the execution of a $144,000 unsecured promissory note from the Principals to the Company. The promissory note bears interest at 10% and matures on February 7, 1998. Concurrent with the settlement, the Company terminated its business relationship with KDC.

(13) OPERATING LEASES

     The Company has several non-cancelable operating leases, primarily for office and warehouse space, that expire over the next five years. Rent expense under operating leases was $951,499, $862,822, and $519,276, for the years ended December 31, 1997, 1996 and 1995, respectively.
     Future minimum lease payments and receipts under non-cancelable operating leases and subleases of the building (with initial or remaining lease terms in excess of one year) as of December 31, 1997 are as follows:

                                                   PAYMENTS            RECEIPTS
                                                 -----------           --------
     Year ending December 31:
          1998                                   $   769,127           $ 40,130
          1999                                       675,672                  0
          2000                                       520,354                  0
          2001                                       368,257                  0
          2002                                       252,888                  0
                                                 -----------           --------
     Total minimum lease payments                $ 2,586,298           $ 40,130

(14) EMPLOYEE BENEFIT PLAN

     Effective January 1, 1996, the Company adopted a 401(k) Plan (Plan) qualified under Section 401 of the Internal Revenue Code of 1986. Eligible employees of the Company who have satisfied the Plan's eligibility requirements may participate in the Plan. Eligible employees may elect to contribute up to 15% of their compensation up to a maximum $9,500 in 1997. The Company may elect to make profit sharing contributions to the Plan. During 1997, the Company did not elect to make a contribution to the Plan.

(15) SALES TO PRINCIPAL CUSTOMERS

     Sales to principal customers as a percentage of total revenues for the years ended December 31, 1997, 1996, and 1995, are as follow:

                                                   1997      1996      1995
                                                   ----      ----      ----
          Circus Circus Enterprises                  1%        5%        3%
          Boyd Gaming                                 2         -         8
          Grand Casinos                               7        13         6
          Stations Casinos                           16         6        16
          Kiland Distributing Corporation             -         3         5
          Mirage                                      2         6         -
          Showboat                                    8         -         -
          Other                                      64        67        62
                                                   ----      ----      ----
                                                   100%      100%      100%
                                                   ----      ----      ----
                                                   ----      ----      ----

(16) COMMITMENTS AND CONTINGENCIES

     In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial reset amount (the base component) followed by an annuity (the progressive component) paid out over 19 or 20 years when the winning combination is hit. The base component is charged to cost of goods sold ratably with the level of play expected to precede payout based on a statistical analysis. The progressive component increases at a rate based on the number of coins played. The accrual of the liability and the associated charge to cost of sales as the amount of the jackpot increases results in recognition of liabilities and matching costs and revenues. The possibility exists that the winning combination may be hit before the Company has fully accrued the base component, at which time any unaccrued portion would be expensed. The unaccrued slot liability at December 31, 1996 was approximately $2,300,000 and there was no unaccrued slot liability at December 31, 1997. In connection with the accrued slot liability and in accordance with gaming requirements, the Company has established segregated cash accounts aggregating approximately $15,600,000 and $16,474,000 at December 31, 1997 and 1996, respectively, to ensure adequate funds are available to pay this liability. The Company also has approximately $6,600,000 segregated for the payment of jackpots already won at December 31, 1997.

     The Company has purchase agreements with various suppliers of electronic components. Subject to the supplier's quality and performance, the purchases covered by these agreements approximates $250,000 at December 31, 1997, all of which will be filled in the current period.


     In November 1996, the Company entered into an agreement with a third party requiring that the Company pay $330,000 in monthly installments through March 1998 in exchange for the enhancement of certain aesthetic qualities of existing and future products. Due to issues related to performance under the agreement, as of January 1998 all remaining payments were placed on hold pending delivery of completed product.

     The Company's current DOS version of the OASIS-TM- II System's database is year 2000 compliant; however, certain modules are not. The Company expects to release an upgraded DOS version in the fourth quarter of 1998 that brings the non-compliant modules into year 2000 compliance. In addition, the Windows-Registered Trademark- compatible version of the OASIS II System will fully integrate all modules of the system into year 2000 compliance. There is a plan in place to convert all OASIS II Systems being operated by customers of CDS to a year 2000 compliant version. The Company does not anticipate these conversions to have a materially adverse effect on operations. The Company believes that its MSP software is year 2000 compliant. The Company believes that its internal operating systems are year 2000 compliant.

     In December, 1996, a Class Action Complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. Three additional purported shareholder class actions were filed in 1997 in connection with the same drop in stock price following the December 16, 1996 press release. On May 27, 1997, SCHWARTZ V. CASINO DATA SYSTEMS, was filed in the United States District Court for the District of Nevada, alleging violations of Sections 10(b) and 20(a) of the 1934 Act and SEC Rule 10b-5 and seeking economic recovery on behalf of the same alleged class of investors. On December 16, 1997, GRANT V. CASINO DATA SYSTEMS, was filed in the District Court of the State of Nevada alleging common law fraud and seeking economic recovery on behalf of the same alleged class of investors. On December 9, 1997, GIOVANNONI V. CASINO DATA SYSTEMS, was filed in the Superior Court of the State of California in San Francisco alleging violation of California Corporations Code Sections 25400 and 25500 and California Business and Professions Code Sections 17200 and 17500. Management believes these claims to be without merit, and intends to vigorously defend against them. In addition, the Company maintains a policy of insurance pursuant to which it has tendered these claims to the insurance carrier. This insurance policy may cover all or a portion of the claims. While the outcome of the actions described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     A patron dispute was filed against the Company which allegedly arose while a patron played the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by Ms. Freeman. Ms. Freeman appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission and ordered the Company to pay the jackpot plus interest from April 8, 1995. The Company contends the ruling is in error and has appealed the decision to the Mississippi Supreme Court. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company has reduced the current Cool Millions dollar Mississippi jackpot by $1,742,000. If successful on appeal, the Company would return this amount to the Company's then-existing outstanding jackpot, as directed by the Mississippi Gaming authorities. The Company has accrued $327,700 of interest expense as of yearend toward the judgment in the event the Company loses its appeal. While the outcome of the action described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     In November of 1997, a customer of the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The pre-petition debt owed the Company is approximately $1,700,000, which amount has been included in a Proof of Claim filed by the Company in the Bankruptcy action. The Debtor has submitted a Plan of Reorganization to the Court that has not yet been approved. Pursuant to the Plan of Reorganization, the Company is treated as a secured creditor in the action. In addition, the Company has obtained personal guarantees from certain of the principals of the debtor. While the outcome of the Bankruptcy is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     In August of 1997, Casino Technology, Inc. ("CTI") filed a demand for arbitration of certain issues arising out of a Cross-License Agreement between CTI and the Company pusuant to which the Company marketed the Caribbean Stud video poker game. CTI alleged that the Company failed to pay royalty fees due under the agreement. The Company has accrued approximately $2,000,000 with respect to potential obligations arising out of this agreement. The Company is contesting this amount because it believes it has been damaged as a result of certain actions and/or inactions of CTI and its principal. The Company has answered the demand for arbitration. No arbitration date has been set yet. While the outcome of the arbitration is not presently determinable, management does not believe the outcome will have a material adverse effect on the Company's financial statements taken as a whole.

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

(17) SUPPLEMENTAL FINANCIAL INFORMATION

     (A)  CASH FLOW INFORMATION

     During the year ended December 31, 1996, the Company issued approximately 166,962 shares of restricted stock valued at $1,733,234 pursuant to the purchase of Telnaes patent.

     Payments for interest expense for the years ended December 31, 1997, 1996 and 1995 were approximately $324,360, $481,382, and $73,451, respectively.

     Payments for income taxes for the years ended December 31, 1997, 1996 and 1995 were approximately $0, $5,039,195, and $1,792,014, respectively.

     (B)  OTHER INCOME

     During 1996, the Company and International Game Technology (IGT) entered into a multi-faceted agreement which included a substantial one-time cash payment by IGT to the Company, which is reflected in other income.

(18)  FOURTH QUARTER CHARGES

     The Company recorded various restructuring and impairment charges during the fourth quarter of 1997, see Note 3, Restructuring and Impairment. In addition to these charges, the Company recorded the following: (i) an inventory adjustment of $3,645,514, (ii) an increase to the allowance for doubtful accounts of $2,894,000, (iii) loss on disposal of assets primarily related to computers and laboratory equipment of $ 1,887,000 and (iv) a valuation allowance sufficient to offset certain deferred tax assets as of December 31, 1997 which resulted in a charge to earnings of $10,005,781 which offsets $13,075,428 of tax benefits recorded during the year resulting in a net tax benefit of $3,069,647 for the year. In management's opinion, the impact on the first three quarters of these charges recorded in the fourth quarter of 1997 is not material.

(19)  SUBSEQUENT EVENT

     Subsequent to December 31, 1997, the Company offered for sale, two facilities previously utilized by field service personnel and for storage. The Company expects to sell the facilities for amounts exceeding their carrying value.

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS:
          Reference is made to the Index to Financial Statements and Related
          Information under Item 8 in Part II hereof where these documents are listed.

(a)(2)    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:
          Schedule II - Valuation and Qualifyinng Accounts

(a)(3)    EXHIBITS

Exhibit            Description
-------            -----------
3.1       Articles of Incorporation, as amended (incorporated herein by reference to the Company's Form 10K for the year ended December 31, 1994).

3.2       By-laws (incorporated herein by reference to the Company's registration
          Statement on Form SB-2 (File No.  33-59148LA)).

10.1      1993 Employee Stock Option and Compensation Plan, as amended (incorporated herein by reference to the Company's Registration Statement on Form SB-2
          (File No. 33-59148LA)).+

10.2      1994 Non-Employee Director Option Plan incorporated by reference to Exhibit
          A to the Registrant's Proxy Statement dated June 13, 1995).+

10.3      Employment Agreement dated as of January 1, 1996 between Steven Weiss and
          Casino Data Systems.*+

10.4      Cross-License and Development Agreement dated as of February 5, 1996.*

10.5      Employment Agreement dated as of January 27, 1997 between Diana L.
          Bennett and Casino Data Systems*+

10.6      Employment Agreement dated as of November 26, 1997 between Kenneth
          S. Hardesty and Casino Data Systems+

10.7      Employment Agreement dated as of January 13, 1998 between Michael
          J. Perez and Casino Data Systems+

10.8      Letter of Intent Agreement dated November 22, 1996 between Casino
          Data Systems amd Prolific Publishing Inc.**

22        Subsidiaries of the Registrant.*

24.1      Consent of KPMG Peat Marwick LLP.

27.1      Financial Data Schedule

27.2      Financial Data Schedule


* Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-1114)

** Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996

+    Executive Compensatory Plan or Arrangement


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1997.

                                     FORM 10-K
                        CASINO DATA SYSTEMS AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                 Balance at     Charged to       Charged                    Balance at
                                                  beginning      cost and       to other                      end of
                                                 of the year     expenses       accounts     Deductions      the year
                                                 -----------    -----------    ----------   ------------   ------------
     Year ended at December 31, 1997:
       Allowance for doubtful accounts
       (deducted from accounts receivable)        $2,867,747     $3,717,389     $     --    $ 1,195,136     $5,390,000
                                                  ----------     ----------     ---------   -----------     ----------
                                                  ----------     ----------     ---------   -----------     ----------
       Allowance for obsolescence
       (deducted from inventory)                  $       --     $1,125,000     $     --    $        --     $1,125,000
                                                  ----------     ----------     ---------   -----------     ----------
                                                  ----------     ----------     ---------   -----------     ----------
     Year ended at December 31, 1996:
       Allowance for doubtful accounts
       (deducted form accounts receivable)           $88,848     $2,792,747     $     --    $  (513,848)    $2,867,747
                                                  ----------     ----------     ---------   -----------     ----------
                                                  ----------     ----------     ---------   -----------     ----------
       Allowance for obsolescence
       (deducted from inventory)                  $       --     $       --     $     --    $        --     $       --
                                                  ----------     ----------     ---------   -----------     ----------
                                                  ----------     ----------     ---------   -----------     ----------
     Year ended December 31, 1995
       Allowance for doubtful accounts
       (deducted from accounts receivable)        $      --      $   88,848     $     --    $        --     $   88,848
                                                  ----------     ----------     ---------   -----------     ----------
                                                  ----------     ----------     ---------   -----------     ----------
       Allowance for obsolescence
       (deducted from inventory)                  $      --      $       --     $     --    $        --     $       --
                                                  ----------     ----------     ---------   -----------     ----------
                                                  ----------     ----------     ---------   -----------     ----------


                                     SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

     CASINO DATA SYSTEMS

     By: /s/ Kenneth S. Hardesty
        -------------------------
        Kenneth S. Hardesty
        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                           Title                    Date
        ---------                           -----                    ----

/s/ Steven A. Weiss               Chairman of the Board and       March 30, 1998
----------------------------       President, Research and
Steven A. Weiss                      Development Division

/s/ Kenneth S. Hardesty           Chief Executive Officer and     March 30, 1998
----------------------------       and Director (principal
Kenneth S. Hardesty                executive officer)

/s/ Diana L. Bennett              President, Chief Operating      March 30, 1998
----------------------------       Officer and Director
Diana L. Bennett


/s/ Michael J. Perez              Senior Vice President and Chief  March 30, 1998
----------------------------       Financial Officer
Michael J. Perez                 (principal financial and
                                  accounting officer)

/s/ William M. Mower                         Director              March 30, 1998
----------------------------
William M. Mower

/s/ Phil Bryan                               Director              March 30, 1998
----------------------------
Phil Bryan

/s/ Russell C. Mix                           Director              March 30, 1998
----------------------------
Russell C. Mix
