Form 10-K405/A
period 1997-12-31
CASINO DATA SYSTEMS
filed 1998-04-30
CIK 898756

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                           _____________________________

                                 FORM 10-K/A NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                         OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                            Commission File No. 0-21426

                                CASINO DATA SYSTEMS
               (Exact name of registrant as specified in its charter)

                 NEVADA                             88-0261839
     (State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization)            Identification No.)

        3300 BIRTCHER DRIVE
         LAS VEGAS, NEVADA                            89118
(Address of principal executive offices)            (Zip Code)

                                   (702) 269-5000
                (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                    ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes   X    No
                                  ----      ----

As of April 28, 1998, 18,065,897 shares of the Registrant's common stock were outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the common stock as reported on the Nasdaq National Market on April 28, 1998 was $59,913,877. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

                 Total number of pages, including cover page [    ]

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following persons currently serve the Company as executive officers and/or members of its Board of Directors. With the exception of Mr. Mower, each such person has consented to serve an additional term as director, if elected at the Company's next annual meeting of shareholders.

     STEVEN A. WEISS, age 35, founded the Company in June 1990 and served as the Company's Chairman of the Board from June 1990 to August 1994, and from November 1994 to the present. Mr. Weiss has served as an executive officer of the Company since its inception, including as Chief Executive Officer, and currently serves as President of its Research and Development Division. Mr. Weiss designed the prototype slot accounting and player tracking system that evolved into the Company's OASIS information management system in 1991. Prior thereto, Mr. Weiss was employed by Bally as a consultant for Bally's slot information system.

     KENNETH S. HARDESTY, age 53, joined the Company as Chief Executive Officer in December 1997, and has served on the Company's Board of Directors since December, 1997. Prior to joining the Company, Mr. Hardesty provided strategic leadership as President and Director of CSI, a Canadian publicly traded company, which develops, manufactures and distributes global positioning systems based in Calgary, Canada. From 1992 to 1996, Mr. Hardesty directed a series of global activities for publicly traded SyQuest Technology, as Executive Vice President and Chief Operating Officer. Mr. Hardesty was President and Chief Executive Officer of Rossi Hardesty Financial, a company he co-founded to provide capital equipment financing. Prior thereto, Mr. Hardesty was Chief Executive Officer of Disk Material Technology; Sr. Vice President, Seagate Technology; President, Data Magnetic Company; and Managing Director, SPERRY/UNIVAC.

     DIANA L. BENNETT, age 49, has served as the Company's Chief Operating Officer since January 1996, as President since May 1996, and as a member of its Board of Directors since June 1996. Ms. Bennett has more than 25 years of gaming/hotel experience, most recently serving as the Vice President and General Manager of the Sahara from July to December 1995. Ms. Bennett served as the Vice President and General Manager of the Colorado Belle/Edgewater Hotel/Casino in Laughlin, Nevada from September 1994 to June 1995. Prior thereto, Ms. Bennett was responsible for slot operations at the Luxor in Las Vegas from May 1993 and the Gold Strike Hotel and Gambling Hall from December 1987 to October 1991.

     MICHAEL J. PEREZ, 50, joined the Company as Executive Vice President and Chief Financial Officer in January 1998. From 1996 to January 1998, Mr. Perez was employed as Vice President Finance and Chief Financial Officer of O.R. Technology. During the period from 1989 to 1996, Mr. Perez held senior financial and administrative positions with Syquest Technology. Mr. Perez is a Certified Public Accountant and holds a bachelor's degree in accounting from San Jose State University and a Masters degree in Business Administration from the University of Santa Clara.

     RUSSELL C. MIX, age 41, has been a director of the Company since October 1994. In April, 1998, Mr. Mix became an Executive Vice President of Prolific Publishing, Inc. From 1994 to November 1997, Mr. Mix was employed by the Company, most recently as Executive Vice President, General Counsel and Secretary. Prior to 1994, Mr. Mix served as a principal in the law firm formerly known as Korotkin & Mix, P.C. See "Certain Relationships and Related Transactions."

     PHIL E. BRYAN, age 58, has served as a director of the Company since April 1995. Mr. Bryan also served as Chief Executive Officer of the Company from April 1995 to April 1996. Mr. Bryan became the Chief Operating Officer, President and a director of Boomtown, Inc. in April, 1996. Mr. Bryan has more than thirty years' experience in the gaming industry, serving as President and Chief Executive Officer of the Gold River Operating Corp. from January 1993 to February 1995. Prior thereto, Mr. Bryan served as President of the Sands Hotel and Casino in Las Vegas from January to April 1992 and as Chief Executive Officer of the Peppermill Casino Resort in Reno, Nevada from August 1982 to January 1992.

     WILLIAM M. MOWER, age 39, has been a member of the Company's Board of Directors since March 1993. Since 1982, Mr. Mower has been engaged in the practice of law, practicing primarily in the areas of securities regulation and real estate law, with the Minneapolis, Minnesota law firm of Maslon Edelman Borman & Brand, LLP, which has rendered and is continuing to render legal services to the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by each executive officer of the Company whose salary and bonus during the year ended December 31, 1997 exceeded $100,000, or would have exceeded $100,000 had they been employed by the Company at the end of the fiscal year.

                             SUMMARY COMPENSATION TABLE

                                                                                         Long-Term
                                                                                        Compensation
                                                                                          Awards
                                                        Annual Compensation         ---------------------
                                           Fiscal      ----------------------       Securities Underlying      All Other
Name and Principal Position                 Year       Salary($)     Bonus($)             Options           Compensation($)
----------------------------------        --------    ----------    ---------       ---------------------   ---------------
Steven A. Weiss,                            1997       300,000            --                  --                9,600(5)
Chairman of the Board                       1996       279,500            --                  --                9,600(5)
                                            1995       227,153            --                  --                9,600(5)

Kenneth S. Hardesty,                        1997        14,423            --               285,000             36,000(6)
Chief Executive Officer(1)

Diana L. Bennett,                           1997       200,000            --                50,000              9,600(5)
President and Chief Operating               1996       160,778         45,000               55,000              9,563(5)
Officer(2)

Daniel N. Copp,                             1997       117,699            --                  --                  --
Chief Executive Officer(3)

Russell C. Mix,                             1997       138,382            --                  --                  --
Senior Vice President, General Counsel      1996       130,000         24,000               29,000              9,600(5)
and Secretary(4)                            1995       121,344         15,000               62,016              9,600(5)

_____________________

(1) Mr. Hardesty became an executive officer of the Company in December, 1997.

(2) Ms. Bennett became an executive officer of the Company in January, 1996.

(3) Mr. Copp served as the Company's Chief Executive Officer from January 1997 to August 1997.

(4) Mr. Mix resigned from his employment with the Company in November, 1997.

(5) Represents automobile allowances provided to the Company's executive officers.

(6) Includes house rental reimbursement of $6,000 and a $30,000 relocation expense allowance paid pursuant to Mr. Hardesty's employment agreement with the Company.

                         OPTION GRANTS IN LAST FISCAL YEAR

     The following table summarizes information with respect to options granted to the executive officers named in the Summary Compensation Table during the last fiscal year.

                                                                                                         Potential Realizable
                                                     Individual Grants(1)                                 Value of Assumed
                                ----------------------------------------------------------------            Annual Rates
                                 Number of       Percentage of                                              of Stock Price
                                 Securities      Total Options                                             Appreciation for
                                 Underlying        Granted to       Exercise or                             Option Term(2)
                                   Option          Employees         Base Price       Expiration      --------------------------
Name                              Granted        in Fiscal Year      ($/Share)          Date            5%($)            10%($)
-----------------------          ----------      --------------     -----------       ----------      --------         --------
Steven A. Weiss                     ---               ---               ---             ---              ---              ---
Kenneth S. Hardesty               285,000             62                3.75          11-27-07         672,131          1,703,312
Diana L. Bennett                   50,000             11                (3)             (3)            127,791          323,848
Daniel N. Copp                      ---               ---               ---             ---              ---              ---
Russell C. Mix                      ---               ---               ---             ---              ---              ---

_____________________

(1) All options were granted at a price equal to the fair market value of the Company's common stock on the date of grant.

(2) Amounts shown in these columns have been derived by multiplying the exercise price by the annual appreciation rate shown (compounded for the term of the options), multiplying the result by the number of shares covered by the options, and subtracting the aggregate exercise price of the options. The dollar amounts set forth under this heading are the result of calculations at the 5 percent and 10 percent rates set by the Securities and Exchange Commission, and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price.

(3) On January 2, 1997, pursuant to her employment agreement with the Company, Ms. Bennett received a ten-year option grant for 30,000 shares at an exercise price of $6.88 per share. In November 1997, this option was repriced at $3.44 per share. Ms. Bennett also received a ten-year option grant for 20,000 shares on September 23, 1997; this option is exerciseable at $5.00 per share.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                           FISCAL YEAR-END OPTION VALUES

     The following table summarizes information with respect to options held by the executive officers named in the Summary Compensation Table and the value of the options held by such persons as of the end of the last fiscal year.


                                                                   Number of Unexercised             Value of Unexercised In-The
                                Shares                            Options at FY- End (#)             Money Options at FY-End ($)
                             Acquired on         Value       --------------------------------     -------------------------------
Name                         Exercise (#)     Realized ($)    Exerciseable     Unexercisable       Exercisable      Unexercisable
---------------------       --------------   --------------  -------------    ---------------     -------------   ---------------
Steven A. Weiss                  ---              ---           126,062            19,500              ---               ---

Kenneth S. Hardesty              ---              ---             ---             285,000              ---               ---

Diana L. Bennett                 ---              ---            22,500            52,500              ---               ---

Daniel N. Copp                   ---              ---             ---               ---                ---               ---

Russell C. Mix                   ---              ---           153,142             4,500              ---               ---



                            TEN-YEAR OPTION/SAR REPRICINGS

                                                Number of
                                               Securities    Market Price    Exercise                         Length of
                                               Underlying    of Stock at     Price at        New         Original Option Term
                                                 Option        Time of       Time of      Exercise          Remaining at
Name                                  Date      Repriced       Repricing     Repricing      Price         Date of Repricing
------------------------------      --------   ----------    ------------   -----------   --------       --------------------
Steven A. Weiss,                     7-29-97     67,500           3.44          7.33          3.44            9 years
Chairman of the Board(1)             7-29-97     39,000           3.44         15.17          3.44            9 years
                                     7-29-97     13,750           3.44         12.75          3.44            9 years

Diana L. Bennett,                    7-29-97     25,000           3.44         15.00          3.44            9 years
President and Chief Operating        7-29-97     30,000           3.44          6.88          3.44           10 years
Officer(2)

Russell C. Mix,                      7-29-97     13,500           3.44          6.11          3.44            7 years
Secretary(3)                         7-29-97     13,500           3.44         10.44          3.44            7 years
                                     7-29-97     50,625           3.44          7.33          3.44            8 years
                                     7-29-97     28,125           3.44         12.00          3.44            8 years

_________________

(1) On the date of the repricing of these options, Mr. Weiss' options to purchase 39,000 shares of the Company's common stock at an exercise price of $15.17 per share were terminated.

(2) On the date of the repricing of these options, Ms. Bennett's options to purchase an additional 30,000 shares of the Company's common stock at an exercise price of $16.67 per share were terminated.

(3) On the date of the repricing of these options, options to purchase 24,000 and 5,000 shares of the Company's common stock at exercise prices of $15.17 and $15.00 per share, respectively, were terminated.

     The Company's Compensation Committee (the "Committee") decided to reprice the options enumerated above in response to a precipitous decrease in the market price of the Company's common stock to a level which, in the opinion of the Committee, had the effect of eliminating substantially all the incentive value of such options. The Committee concluded that short-term financial performance considerations should not unduly influence long-term compensation strategies. The Committee believes that stock options play an extremely important role in attracting talented executives, and motivating them to perform up to their full potential. Accordingly, the Committee determined that a repricing of options to current market value was both necessary and consistent with its strategy of providing executives with tangible long-term performance incentives.

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Mr. Weiss that expires on December 31, 1998, and is terminable by the Company or Mr. Weiss upon notice. The agreement provides for an annual base salary of $300,000. Mr. Weiss is subject to certain non-competition provisions during the term of the employment agreement and for two years thereafter, unless the employment agreement is terminated by the Company or Mr. Weiss under certain circumstances, including in the event of a change in control of the Company.

     The Company entered into an employment agreement with Mr. Hardesty that expires on December 8, 2001, and is terminable by the Company or Mr. Hardesty upon notice. The agreement provides for an annual base salary of $250,000. Mr. Hardesty is subject to certain non-competition provisions during the term of the employment agreement and for two years thereafter, unless the employment agreement is terminated by the Company or Mr. Hardesty under certain circumstances, including in the event of a change in control of the Company.

     The Company entered into an employment agreement with Ms. Bennett that expires on December 31, 1998, and is terminable by the Company or Ms. Bennett upon notice. The agreement provides for an annual salary of $200,000. Ms. Bennett is subject to certain non-competition provisions during the term of the employment agreement and for two years thereafter, unless the agreement is terminated by the Company or Ms. Bennett under certain circumstances, including in the event of a change in control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee consists of Messrs. William M. Mower and Phil E. Bryan. William M. Mower's professional association is a partner of Maslon Edelman Borman & Brand, LLP, which has rendered and will continue to render legal services to the Company.

DIRECTOR COMPENSATION

     Directors who are not also employees of the Company receive a $25,000 annual director's fee and are reimbursed for costs and expenses they incur to attend board meetings. Directors who are not also employees of the Company are entitled to participate in the Company's 1994 Non-employee Director Stock Option Plan. This plan is a formula stock option plan that provides for the initial grant of a stock option covering 11,250 shares upon a person joining the Board and an annual stock option grant covering 5,625 shares at each annual meeting of shareholders. Each option granted has a ten-year term, vests equally over a two year period and has an exercise price equal to the fair market value on the date of grant.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Decisions on compensation of the Company's executives generally have been made by the Compensation and Stock Option Committee (the "Compensation Committee") of the Board. Each member of the Compensation Committee is a non-employee director. All decisions by the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by the full Board. Each executive officer who also serves as a director of the Company abstains from the discussion and vote relating to his or her compensation. Pursuant to rules designed to enhance disclosure of the Company's policies toward executive compensation, set forth below is a report prepared by the Compensation Committee addressing the Company's compensation policies for the year ended December 31, 1997 as they affected the Company's executive officers. The following report of the Compensation Committee, as well as the Performance Graph set forth herein, are not soliciting materials, are not deemed filed with the Securities and Exchange Commission (the "SEC") and are not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether made before or after the date of this Proxy Statement and irrespective of any general incorporation language in any such filing.

     The Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation that integrate pay with the Company's annual objectives and long-term goals, reward above-average corporate performance, recognize individual initiative and achievements, and assist the Company in attracting and retaining qualified executives. The Compensation Committee intends to set executive compensation at levels that the Compensation Committee believes to be consistent with others in the Company's industry.

     There are three elements in the Company's executive compensation program, all determined by individual and corporate performance.

     Base salary compensation
     Annual incentive compensation
     Stock options

     Base salary compensation and increases are determined by the potential effect the individual has on the Company, the skills and experiences required by the job, and the performance and potential of the incumbent in the job.

     Effective in April 1996, the Compensation Committee instituted a bonus incentive compensation plan which allows each executive to earn a percentage of such executives's salary (up to 50%), payable quarterly, dependent upon the Company's earnings performance for such fiscal year.

     Awards of stock grants under the Company's 1993 Stock Option and Compensation Plan (the "Plan") are designed to promote the identity of long-term interests between the Company's executives and its stockholders, and assist in the retention of executives. The Plan also permits the Committee to grant stock options to key personnel. Options become exercisable based upon criteria established by the Company.

     While the value realizable from exercisable options is dependent upon the extent to which the Company's performance is reflected in the market price of the Company's common stock at any particular point in time, the decision as to whether such value will be realized in any particular year is determined by each individual executive an not by the Compensation Committee. Accordingly, when the Committee recommends that an option be granted to an executive, that recommendation does not take into account any gains realized that year by that executive as a result of his or her individual decision to exercise an option granted in a previous year.

     The Compensation Committee does not anticipate that any of the compensation payable to executive officers of the Company in the coming year will exceed the limits and deductibilities set forth in section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee has not established a policy regarding compensation in excess of these limits, but will continue to monitor this issue.

                                By the Compensation and Stock Option Committee
                                                              WILLIAM M. MOWER
                                                            PHIL E. BRYAN, JR.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of the date hereof, by: (i) each person known by the Company to be the beneficial owner of more than five percent of its common stock, (ii) each director, (iii) each executive officer for whom disclosure is required pursuant to Item 403 of Regulation S-K and (iv) all executive officers and directors of the Company as a group.

                                                                        Beneficial Ownership(1)
                                                                 -----------------------------------
 Name of Beneficial Owner                                           Number                 Percent
-----------------------------------------------------------     -------------           ------------
 Steven A. Weiss (2)                                             2,729,217(3)                10.6
 Kenneth S. Hardesty                                                     0                    0
 Diana L. Bennett                                                   23,025(4)                 *
 William M. Mower                                                   32,063(5)                 *
 Phil E. Bryan                                                       5,625(6)                 *
 Russell C. Mix                                                    157,696(7)                 *
 Daniel N. Copp                                                      8,750(8)                 *

 All executive officers and directors as a group (7 persons)     2,970,438(9)                11.7

__________________

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of the date hereof, are deemed outstanding for computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, the Company believes that the beneficial owners of its common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable, and that there are no other affiliations among the shareholders listed in the table.

(2)  The address of such person is 3300 Birtcher Drive, Las Vegas, Nevada 89118.

(3) Includes options to purchase 126,062 shares that are exercisable within 60 days. Also includes 453,225 shares which are held by a trust for the benefit of Mr. Weiss' spouse and 353,024 shares which are held by a trust of which Mr. Weiss' spouse is one of the beneficiaries. Mr. Weiss disclaims beneficial ownership of these shares.

(4) Includes options to purchase 22,500 shares that are exercisable within 60 days.

(5) Includes options to purchase 32,063 shares that are exercisable within 60 days.

(6) Includes options to purchase 5,625 shares that are exercisable within 60 days.

(7) Includes options to purchase 157,641 shares that are exercisable within 60 days.

(8) Based upon most recent Form 4 on file with the Securities and Exchange Commission.

(9) Includes options to purchase 357,953 shares that are exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     William M. Mower, a director of the Company, is the sole shareholder of a professional association that is a partner of Maslon, Edelman, Borman & Brand, LLP, which has rendered and will continue to render legal services to the Company.

     In November, 1997, Russell C. Mix, a director of the Company, resigned his position as Senior Vice President, General Counsel and Secretary. Upon his resignation, the Company entered into a severance and consulting agreement with Mr. Mix. The consulting arrangement provided for up to a six
(6) month consulting period at a monthly rate equivalent to his then current monthly salary. The consulting agreement was terminable by either party upon thirty (30) days prior written notice. The consulting agreement has been terminated by the Company. At the termination of the consulting period, the severance agreement provides for a severance payment equivalent to six (6) months of Mr. Mix's salary.

     In April 1998, Mr. Mix joined Prolific Publishing, Inc. ("Prolific") as an Executive Vice President. Prolific has provided services to the Company since 1996, and the Company anticipates purchasing additional services from Prolific in the future. During 1997, the Company paid Prolific $3,960,000 for services received.

     A shareholder and former director of the Company and the spouse of the Chairman of the Company (collectively the "Principals"), are majority shareholders in Kiland Distributing Corporation ("KDC"), a distributor of the Company's products in 1997. Prior to the third quarter of 1997, when the Company opened its own offices in Minnesota, the Company utilized KDC for substantially all sales in the Midwest region of the United States. During the nine (9) months ended September 30, 1997, the Company made sales to KDC of approximately $169,000. In September, 1997, the Company and KDC reached an agreement regarding the settlement of accounts receivable of $3,059,497 for payment of approximately $2,400,000 from KDC to the Company. Settlement included the transfer of substantially all of KDC's assets to the Company which included cash, accounts receivables and fixed assets. The settlement also included forgiveness of certain accounts payable from the Company to KDC and the execution of an unsecured Promissory Note in the amount of $144,000 from the Principals to the Company. The Promissory Note bore interest at the rate of 10% per annum and has been fully repaid. Concurrent with the settlement, the Company terminated its business relationship with KDC.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CASINO DATA SYSTEMS



                                         By: /s/ MICHAEL J. PEREZ
                                            ---------------------------------


                                         Its: Chief Financial Officer
                                             --------------------------------


Dated:  April 30, 1998