Form 10-Q
period 1998-03-31
CASINO DATA SYSTEMS
filed 1998-05-15
CIK 898756

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q



(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                   For the quarterly period ended: MARCH 31, 1998

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                   For the transition period from      to
                                                 -----   -----

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,065,897 SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 5, 1998.

                                CASINO DATA SYSTEMS
                                       INDEX



                                                                 Page No.
PART I.                   FINANCIAL INFORMATION                  --------

     Item 1.  Financial Statements:

              Unaudited Consolidated Balance Sheet
              March 31, 1998 and December 31, 1997 (audited)          3-4

              Unaudited Consolidated Statements of Operations
              For the three months ended March 31, 1998 and 1997        5

              Unaudited Consolidated Statements of Cash Flows
              For the three months ended March 31 1998 and 1997         6

              Notes to Unaudited Consolidated Financial Statements   7-10

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   11-13

PART II.                  OTHER INFORMATION

     Items 1-6                                                         14

     Signatures                                                        15

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                CASINO DATA SYSTEMS
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


                                                                  March 31,   December 31,
                                                                    1998          1997
                                                                 ----------    ----------
ASSETS
------
(DOLLARS IN THOUSANDS)
Current Assets:
   Cash and cash equivalents including restricted amounts
     of approximately $16,342 and $15,600, respectively           $  27,095    $   27,873
   Investment securities including restricted amounts of
     $455 and $11 respectively                                          455            11
   Accounts receivable, net of allowance for doubtful
   accounts of $5,422 and $5,390, respectively                        8,239         9,683
   Due from related parties                                              --           144
   Current portion of notes receivable                                1,517         1,392
   Income tax receivable                                              4,000         4,000
   Inventories, net of reserve of $1,585 and
     $1,125, respectively                                            14,671        14,192
   Deferred tax asset                                                   195           360
   Assets held for sale                                                 880           880
   Prepaid expenses and other current assets                            463         1,244
                                                                 ----------    ----------
     Total current assets                                            57,515        59,779

Property and equipment, net of accumulated depreciation
   of $3,622 and $3,077, respectively                                17,293        17,736
Investment securities, including restricted amounts of
  approximately $6,822 and $6,601, respectively                       8,462         8,080
Notes receivable, excluding current portion                           1,531         1,627
Intangible assets, net                                                5,844         6,256
Software development costs, net of accumulated amortization
   of $146 and $128 respectively                                      2,686         1,954
Deferred tax asset                                                    1,140         1,140
Deposits                                                              1,210           384
                                                                 ----------    ----------
     Total assets                                                $   95,681    $   96,956
                                                                 ----------    ----------
                                                                 ----------    ----------


                                    (continued)



LIABILITIES AND SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
                                                                  March 31,   December 31,
                                                                    1998          1997
                                                                 ----------    ----------
Current liabilities:
   Current portion of long-term debt                             $    1,830    $    2,187
   Accounts payable                                                   2,568         3,911
   Accrued expenses and customer deposits                             7,838         7,444
   Accrued slot liability                                             4,005         4,723
                                                                 ----------    ----------
     Total current liabilities                                       16,241        18,265

Noncurrent liabilities:
   Long-term debt, excluding current portion                             88           267
   Accrued slot liability                                            15,405        14,797
                                                                 ----------    ----------
     Total noncurrent liabilities                                    15,493        15,064

Shareholders' equity:
   Common stock; authorized 100,000,000 shares,
   no par value; 18,605,897 issued and outstanding
   at March 31, 1998 and 18,065,897 issued and
   outstanding at December 31, 1997                                  83,790        83,790
   Retained deficit                                                 (19,843)      (20,163)
                                                                 ----------    ----------
     Total shareholders' equity                                      63,947        63,627
                                                                 ----------    ----------

     Total liabilities and shareholders' equity                  $   95,681    $   96,956
                                                                 ----------    ----------
                                                                 ----------    ----------









       See accompanying notes to unaudited consolidated financial statements

                                CASINO DATA SYSTEMS
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)
                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                    1998          1997
                                                               ------------    -----------
Revenues:
   Systems and product sales                                   $     9,886     $     7,076
   Gaming operations                                                 2,811           6,134
                                                               ------------    -----------
                                                                    12,697          13,210
   Cost of goods sold                                                6,772           9,518
                                                               ------------    -----------
   Gross margin                                                      5,925           3,692
                                                               ------------    -----------
Costs and expenses:
   Selling, general and administrative                               4,358           6,680
   Research and development                                            804             822
   Depreciation and amortization                                       654           1,281
                                                               ------------    -----------
     Total costs and expenses                                        5,816           8,783
                                                               ------------    -----------
Income (Loss)  from operations                                         109          (5,091)
                                                               ------------    -----------
Other income (expense):
   Interest and other income                                           459             284
   Interest expense                                                    (83)           (100)
                                                               ------------    -----------
     Total other income                                                376             184
                                                               ------------    -----------
Income (loss) before income taxes                                      485          (4,907)
Income tax expense (benefit)                                           165          (1,619)
                                                               ------------    -----------
Net income (loss)                                              $       320         ($3,288)
                                                               ------------    -----------
                                                               ------------    -----------
Basic net income (loss) per share                              $      0.02     $     (0.18)
                                                               ------------    -----------
                                                               ------------    -----------
Diluted net income (loss) per share                            $      0.02     $     (0.18)
                                                               ------------    -----------
                                                               ------------    -----------
Basic weighted average shares outstanding                       18,066,000      18,035,000
                                                               ------------    -----------
                                                               ------------    -----------
Diluted weighted average shares outstanding                     18,117,000      18,035,000
                                                               ------------    -----------
                                                               ------------    -----------




      See accompanying notes to unaudited consolidated financial statements

                                CASINO DATA SYSTEMS
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                                    1998          1997
                                                               ------------    -----------
Cash flows from operating activities:
   Net income (loss)                                           $      320      $   (3,288)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:

   Depreciation and amortization                                      654           1,281
   Provision for doubtful accounts                                     32               1
   Net decrease in deferred tax asset                                 165          (1,619)
   Changes in assets and liabilities
       Decrease  in accounts  receivable, notes
         receivable and due from related parties                    1,527           4,725
       Increase in inventories                                       (479)         (2,264)
       Increase (decrease) in prepaid expenses, other current
         assets and deposits                                          (45)            115
       Decrease in accounts payable                                (1,343)           (654)
       Increase in slot liability, accrued expenses and
         customer deposits                                            283           5,254
                                                               ------------    -----------
Net cash provided by operating activities                           1,114           3,551
                                                               ------------    -----------
                                                               ------------    -----------
Cash flows used in investment activities:
   Net increase in investment securities                             (826)             (4)
   Acquisitions of property and equipment                            (101)         (1,097)
   Investment in software development                                (750)         (1,472)
   Change in intangible assets                                        321             (42)
                                                               ------------    -----------
     Net cash used in investment activities                        (1,356)         (2,615)
                                                               ------------    -----------
                                                               ------------    -----------
Cash flows (used in) provided by financing activities:
   Repayment of debt                                                 (536)           (504)
   Net proceeds from issuance of common stock                          --               9
                                                               ------------    -----------
     Net cash provided by financing activities                       (536)           (495)
                                                               ------------    -----------
Net increase in cash and cash equivalents                            (778)            441
Cash and cash equivalents at beginning of period
  including restricted amounts                                     27,873          21,482
                                                               ------------    -----------

Cash and cash equivalents at end of period
  including restricted amounts                                 $   27,095      $   21,923
                                                               ------------    -----------
                                                               ------------    -----------





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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings Per Share, (SFAS
128) which establishes standards for computing and presenting earnings per share (EPS), which replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. All prior period EPS data have been restated to conform to SFAS 128.

     In June 1997, the Financial Accounting Standard Board issued SFAS No.130, "Reporting Comprehensive Income" (SFAS No.130). SFAS No.130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity sections of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company does not believe this statement will have a material impact on the Company's financial statements.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will have no material impact on the Company's financial statements.

(2)     INVENTORIES:

        Inventories consist of the following (in thousands):

                                                   March 31,   December 31,
                                                     1998          1997
                                                   ---------    ----------
        Raw materials                              $   11,438   $    9,786
        Work in process                                   259          187
        Finished goods                                  4,559        5,344
        Less reserve for obsolescence                  (1,585)      (1,125)
                                                   ---------    ----------
                                                   $   14,671   $   14,192
                                                   ---------    ----------
                                                   ---------    ----------


As of March 31, 1998, approximately $2,646,000 of finished goods inventory represented gaming machines located at various casino sites on a no obligation trial basis. Such machines will either be purchased by the respective casino at the expiration of the trial period or will be returned to the Company. Returned games may be sold at a discount, refurbished or returned to casino sites on new trial periods. Games to be sold at a discount are adjusted to the lower of cost or market upon return to the Company. Refurbishment costs are expensed as incurred.

(3)     LONG-TERM DEBT:

    During May 1996, the Company entered into a $20 million revolving line of credit ("line of credit") with U.S. Bank of Nevada which expires in May 1998. The line of credit is secured by the Company's accounts receivable, inventory and general intangibles. The line of credit bears interest at a variable rate equal to the bank's base rate, which was 8.25% at March 31, 1998. There was no amount outstanding or available under the line of credit at March 31, 1998. Advances under the line are limited to a multiple of the Company's earnings before interest, taxes, depreciation, and amortization over the past four quarters and are also subject to maintenance of certain financial covenants and ratios. The Company has reserved $5 million of this line of credit to secure an irrevocable letter of credit pursuant to other equipment financing agreements. These equipment financing agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three year letter of credit securing payment in the amount of 50% of the outstanding principal balance.

Future minimum payments under equipment financing agreements are as follows (in thousands):

                                                    Payments
                                                   ----------
          1998 remaining payments                  $    1,740
          1999                                            267
          2000                                              9
                                                   ----------
          Total minimum payments                        2,016
          Less interest                                    98
                                                   ----------
          Minimum payments less interest                1,918
          Less current portion                          1,830
                                                   ----------
          Long-term portion                        $       88
                                                   ----------
                                                   ----------

(4)     NET (Loss) INCOME PER COMMON SHARE:

    The following is an analysis of the components of the shares used to compute net income (loss) per share pursuant to SFAS 128:


                                               Three months     Nine months     Six months     Three months
                                               ended            ended           ended          ended
                                               -------------------------------------------------------------
                                               March 31,        September 30,   June 30,       March 31,
                                               -------------------------------------------------------------
                                                   1998             1997            1997           1997
                                               -------------    -------------- -------------   -------------
Numerator for earnings per share               $   320,000      $ (6,179,000)  $ (3,832,000)   $ (3,287,000)
                                               -------------    -------------- -------------   -------------

Denominator:
  Denominator for basic earnings per share-
  weighted average shares                       18,066,000        18,036,000     18,036,000      18,035,000
Effect of dilutive securities
  Stock options                                     51,000                 0              0               0
                                               -------------    -------------- -------------   -------------
Denominator for diluted earnings per share-
adjusted weighted average shares and assumed
conversions                                     18,117,000        18,036,000     18,036,000      18,035,000
                                               -------------    -------------- -------------   -------------
                                               -------------    -------------- -------------   -------------

Basic earnings per share                       $      0.02      $      (0.34)  $      (0.21)   $      (0.18)
                                               -------------    -------------- -------------   -------------
Diluted earnings per share                     $      0.02      $      (0.34)  $      (0.21)   $      (0.18)
                                               -------------    -------------- -------------   -------------



                                               Nine months     Six months     Three months
                                               ended           ended          ended
                                               --------------------------------------------
                                               September 30,   June 30,       March 31,
                                               --------------------------------------------
                                                   1996            1996           1996
                                               --------------  ------------   -------------
Numerator for earnings per share               $ 9,410,000     $ 4,399,000    $ 1,674,000
                                               --------------  ------------   -------------
Denominator:
  Denominator for basic earnings per share-
  weighted average shares                       16,509,000      15,837,000     13,926,000
Effect of dilutive securities
  Stock options                                    623,000         646,000        692,000
                                               --------------  ------------   -------------
Denominator for diluted earnings per share-
adjusted weighted average shares and assumed
conversions                                     17,132,000      16,483,000     14,618,000
                                               --------------  ------------   -------------
                                               --------------  ------------   -------------
Basic earnings per share                       $      0.57     $      0.28    $      0.12
                                               --------------  ------------   -------------
Diluted earnings per share                     $      0.55     $      0.27    $      0.12
                                               --------------  ------------   -------------



(5)     COMMITMENTS & CONTINGENCIES

    In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial base jackpot component followed by an annuity (progressive component) paid out over 20 years when the prize is won. The base jackpot component is charged against income ratably over the amount of coin play expected to precede payout based on a statistical analysis. The progressive jackpot component increases based on the number of coins played. The accrual of the liability commensurate with coin play matches recognition of costs and revenues. The possibility exists that the winning combination may be hit before the Company has fully accrued the base jackpot component, at which time any unaccrued portion would be expensed. There was no unaccrued portion at March 31, 1998. To ensure adequate funds are available to pay the slot liability, and to comply with gaming regulatory requirements, the Company has established segregated cash accounts aggregating approximately $16,342,000 at March 31, 1998. The Company also has approximately $7,277,000 segregated for the annuity payments for jackpots already won.

     In August of 1997, Casino Technology Incorporated ("CTI"), filed a demand for arbitration of certain issues arising out of a Cross-License Agreement between CTI and the Company pursuant to which the Company marketed the Caribbean Stud video poker game. CTI alleged that the Company failed to pay royalty fees due under the agreement. The Company has accrued approximately $2,000,000 with respect to potential obligations arising out of this agreement. The Company is contesting this amount because it believes it has been damaged as a result of certain actions and/or inactions of CTI and its principal. While the outcome of the arbitration is not presently determinable, management does not believe the outcome will have a material effect on the Company's financial statements as a whole.

     In November 1996, the Company entered into an agreement with a third party requiring that the Company pay monthly installments, through March 1998 in exchange for the enhancement of the artistic display qualities of existing and future video interactive gaming machines. As of December 31, 1997, the Company discontinued payments pending delivery of acceptable product. The Company paid $330,000 during the first quarter of 1998 in exchange for completed product. As of March 31, 1998, the Company has paid all but $330,000 under the agreement which will be disbursed when the remaining products are received from the third party.

     In December, 1996, a Class Action Complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. Three additional purported shareholder class actions were filed in 1997 in connection with the same drop in stock price following the December 16, 1996 press release. On May 27, 1997, SCHWARTZ V. CASINO DATA SYSTEMS, was filed in the United States District Court for the District of Nevada, alleging violations of Sections 10(b) and 20(a) of the 1934 Act and SEC Rule 10b-5 and seeking economic recovery on behalf of the same alleged class of investors. On December 16, 1997, GRANT V. CASINO DATA SYSTEMS, was filed in the District Court of the State of Nevada alleging common law fraud and seeking economic recovery on behalf of the same alleged class of investors. On December 9, 1997, GIOVANNONI V. CASINO DATA SYSTEMS, was filed in the Superior Court of the State of California in San Francisco alleging violation of California Corporations Code Sections 254000 and 25500 and California Business and Professions Code Sections 17200 and 17500. Management believes these claims to be without merit, and intends to vigorously defend against them. In addition, the Company maintains a policy of insurance pursuant to which it has tendered these claims to the insurance carrier. This insurance policy may cover all or a portion of the claims. While the outcome of the actions described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

    A patron dispute was filed against the Company which allegedly arose while a patron played the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by Ms. Freeman. Ms. Freeman appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission and ordered the Company to pay the jackpot plus interest from April 8, 1995. The Company contends the ruling is in error and has appealed the decision to the Mississippi Supreme Court. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company has reduced the current Cool Millions dollar Mississippi jackpot by $1,742,000. If successful on appeal, the Company would return this amount to the Company's then-existing outstanding jackpot, as directed by the Mississippi Gaming authorities. The Company has accrued $354,000 of interest expense as of March 31, 1998 toward the judgment in the event the Company loses its appeal. While the outcome of the action described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

    In November of 1997, a customer of the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The pre-petition debt owed the Company is approximately $1,700,000, which amount has been included in a Proof of Claim filed by the Company in the Bankruptcy action. The Debtor has submitted a Plan of Reorganization to the Court that has not yet been approved. Purusant to the Plan of Reorganization, the Company is treated as a secured creditor in the action. In addition, the Company has obtained personal guarantees from certain of the principals of the debtor. While the outcome of the Bankruptcy is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

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

QUARTER ENDED MARCH 31, 1998 COMPARED
 TO THE QUARTER ENDED MARCH 31, 1997

OVERVIEW

    Income (loss) from operations and net income (loss) increased from losses of ($5,091,000) and ($3,288,000), respectively for the three months ended March 31, 1997, to income of $109,000 and $320,000, respectively, for the same period in 1998. This represents an increase of $5,200,000 in income from operations and an increase of $3,607,000 in net income. The increase in income from operations and net income is primarily related to an increase in gross margin, decreased selling, general and administrative costs, and decreased depreciation for the quarter ended March 31, 1998, compared to the same period ended March 31, 1997.

REVENUES

    Revenues decreased from $13,210,000 for the three months ended March 31, 1997, to $12,697,000 for the same period in 1998, a decrease of $513,000 or 4%. The decrease in revenues is primarily attributable to a decrease in revenues from progressive operations of $3,323,000 million partially offset by increases in system and product sales of $2,810,000 for the three month period ended March 31, 1998, compared to the same period in 1997. The decrease in revenues from progressive operations is primarily attributable to the termination of the Native American Cool Millions link in February 1998 and overall lower levels of play on the Company's other progressive games. The increase in system and product sales is primarily attributed to increased sales of gaming machines.

GROSS MARGIN

     Cost of goods sold decreased from $9,518,000 for the three months ended March 31, 1997, to $6,772,000 for the same period in 1998, a decrease of $2,746,000. Gross margin as a percentage of revenues increased from 28% for the three months ended March 31, 1997 to 47% for the same period in 1998.
The increase in gross margin is primarily attributable to the increase in the percentage of total revenue contributed by system sales, which generally have higher gross margins than other CDS products.

COSTS AND EXPENSES

    Costs and expenses decreased from $8,783,000 for the three months ended March 31, 1997, to $5,816,000 for the same period in 1998, a decrease of $2,967,000 or 34%. Costs and expenses decreased as a percentage of revenues from 66% for the three months ended March 31, 1997, to 46% for the same period in 1998.

    Selling, general and administrative expenses decreased from $6,680,000 for the three months ended March 31, 1997, to $4,358,000 for the same period in 1998, a decrease of $2,322,000. Selling, general and administrative expenses as a percentage of revenues decreased from 51% for the three months ended March 31, 1997, to 34% for the same period in 1998. Selling, general and administrative expenses decreased as a percentage of revenue due to overall cost reductions during the three months ended March 31, 1998 as compared to the same period in 1997.

    Research and development expenses decreased from $822,000 for the three months ended March 31, 1997, to $804,000 for the same period in 1998. Major expenditures during the three months ended March 31, 1998 primarily included the development of additional video interactive games. The expenditures during the same period in 1997 included development of video interactive games plus some development of additional OASIS II system products. Research and development expenses as a percentage of revenues remained the same at 6% for the three months ended March 31, 1997, and 1998.

    Depreciation and amortization decreased from $1,281,000 for the three months ended March 31, 1997, to $654,000 for the same period in 1998. The decrease is primarily due to the decreased fixed asset balance as a result of the restructuring and impairment charges in the fourth quarter of 1997.

    Other income is comprised of rental, interest and other forms of income, offset by interest expense, that are not the result of normal operations. Other income increased from $184,000 for the three months ended March 31, 1997, to $376,000 for the same period in 1998. The increase is primarily due to increased interest income during the three months ended March 31, 1998.

NET (LOSS) INCOME

    Net income (loss) increased from a loss of ($3,288,000) for the three months ended March 31, 1997, to income of $320,000 for the same period in 1998, an increase of $3,607,000. The increase in net income is due primarily to the increase in revenue from the sale of systems, overall decreased costs associated with the restructuring in the fourth quarter of 1997 and intensified cost containment efforts.

LIQUIDITY AND CAPITAL RESOURCES

    To date, the Company has financed its operating and capital expenditures primarily through cash flows from its operations and cash from proceeds of its equity offerings. The Company had cash and cash equivalents of $27,095,000 at March 31, 1998, as compared to $27,873,000 at December 31,
1997 of which $16,342,000 and $15,600,000, respectively, are restricted for payment of slot liabilities. The Company generated cash from operations of
$1,114,000 during the three months ended March 31, 1998.   The most
significant factor contributing to this cash generation was collection activity resulting in a net decrease of accounts receivable of $1,527,000 for the three months ended March 31, 1998.

    The Company used $1,356,000 in investing activities for the three months ended March 31, 1998 primarily related to $750,000 invested in software development; $101,000 in equipment to be used in operations and $826,000 invested in held-to-maturity securities.

    The Company used $536,000 in financing activities for payments made on outstanding debt for the three months ended March 31, 1998.

    Certain jurisdictions in which MSP systems operate require that the Company maintain segregated funds for the payment of jackpot prizes. The amount of funds required is dependent on several factors including the type and denomination of the games and the regulatory requirements. At March 31, 1998, the Company's accrued slot liability for its MSP systems aggregated approximately $19,410,000. There was no unaccrued slot liability. In connection with these slot liabilities and in accordance with gaming requirements, the Company established segregated cash accounts aggregating approximately $16,342,000 at March 31, 1998 to ensure availability of adequate funds to pay this liability. The Company also has investment securities approximating $7,277,000 segregated as of

March 31, 1998 for the payment of jackpots already won. Although statistically remote, a possibility exists that multiple jackpots may be awarded prior to the time period over which game play has generated sufficient revenue to accrue each base jackpot amount. Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

    The Company has financed certain equipment under agreements for an aggregate amount of $1,918,000. These equipment agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three-year letter of credit securing payment in the amount of 50% of the current principal balance.

    During May 1996, the Company entered into a $20 million revolving line of credit ("line of credit") with U.S. Bank of Nevada which expires in May 1998. The line of credit is secured by the Company's accounts receivable, inventory and general intangibles. The line of credit bears interest at a variable rate equal to the bank's base rate, which was 8.25% at March 31, 1998. There was no amount outstanding or available under the line of credit at March 31, 1998. Advances under the line are limited to a multiple of the Company's earnings before interest, taxes, depreciation, and amortization over the past four quarters and are also subject to maintenance of certain financial covenants and ratios. The Company has reserved $5 million of this line of credit to secure an irrevocable letter of credit pursuant to equipment financing agreements. The equipment financing agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three year letter of credit securing payment in the amount of 50% of the outstanding principal balance.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    In December, 1996, a Class Action Complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. Three additional purported shareholder class actions were filed in 1997 in connection with the same drop in stock price following the December 16, 1996 press release. On May 27, 1997, SCHWARTZ V. CASINO DATA SYSTEMS, was filed in the United States District Court for the District of Nevada, alleging violations of Sections 10(b) and 20(a) of the 1934 Act and SEC Rule 10b-5 and seeking economic recovery on behalf of the same alleged class of investors. On December 16, 1997, GRANT V. CASINO DATA SYSTEMS, was filed in the District Court of the State of Nevada alleging common law fraud and seeking economic recovery on behalf of the same alleged class of investors. On December 9, 1997, GIOVANNONI V. CASINO DATA SYSTEMS, was filed in the Superior Court of the State of California in San Francisco alleging violation of California Corporations Code Sections 254000 and 25500 and California Business and Professions Code Sections 17200 and 17500. Management believes these claims to be without merit, and intends to vigorously defend against them. In addition, the Company maintains a policy of insurance pursuant to which it has tendered these claims to the insurance carrier. This insurance policy may cover all or a portion of the claims. While the outcome of the actions described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

    A patron dispute was filed against the Company which allegedly arose while a patron played the Compnay's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by Ms. Freeman. Ms. Freeman appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission and ordered the Company to pay the jackpot plus interest from April 8, 1995. The Company contends the ruling is in error and has appealed the decision to the Mississippi Supreme Court. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company has reduced the current Cool Millions dollar Mississippi jackpot by $1,742,000. If successful on appeal, the Company would return this amount to the Company's then-existing outstanding jackpot, as directed by the Mississippi Gaming authorities. The Company has accrued $354,000 of interest expense as of March 31, 1998 toward the judgment in the event the Company loses its appeal. While the outcome of the action described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

    In November of 1997, a customer of the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The pre-petition debt owed the Company is approximately $1,700,000, which amount has been included in a Proof of Claim filed by the Company in the Bankruptcy action. The Debtor has submitted a Plan of Reorganization to the Court that has not yet been approved. Purusant to the Plan of Reorganization, the Company is treated as a secured creditor in the action. In addition, the Company has obtained personal guarantees from certain of the principals of the debtor. While the outcome of the Bankruptcy is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     In August of 1997, Casino Technology Incorporated ("CTI"), filed a demand for arbitration of certain issues arising out of a Cross-License Agreement between CTI and the Company pursuant to which the Company marketed the Caribbean Stud video poker game. CTI alleged that the Company failed to pay royalty fees due under the agreement. The Company has accrued approximately $2,000,000 with respect to potential obligations arising out of this agreement. The Company is contesting this amount because it believes it has been damaged as a result of certain actions and/or inactions of CTI and its principal. While the outcome of the arbitration is not presently determinable, management does not believe the outcome will have a material effect on the Company's financial statements as a whole.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits: Exhibit 27.1  Financial Data Schedule
          Exhibit 27.2  Financial Data Schedule
          Exhibit 27.3  Financial Data Schedule

There were no reports filed on Form 8-K for the three month period ended March 31, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CASINO DATA SYSTEMS
                                              Registrant




Date:         May 15, 1998
     -----------------------------     -----------------------------
                                            Diana L. Bennett
                                            President and Chief Operating
                                            Officer



Date:          May 15, 1998
     -----------------------------     -----------------------------
                                            Michael Perez
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (principal financial and
                                             accounting officer)