Form 10-Q
period 1998-06-30
CASINO DATA SYSTEMS
filed 1998-08-14
CIK 898756

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                   For the quarterly period ended: JUNE 30, 1998
                                                   -------------

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                   For the transition period from      to
                                                  ----    -----

                                      0-21426
                              ------------------------
                              (Commission file number)

                                CASINO DATA SYSTEMS
                            ----------------------------
                            (Exact Name of Registrant as
                             Specified in its Charter)

                                       NEVADA
           --------------------------------------------------------------
           (State or other Jurisdiction of Incorporation or Organization)

                                     88-0261839
                        -----------------------------------
                        (I.R.S.Employer Identification No.)

                   3300 BIRTCHER DRIVE, LAS VEGAS, NEVADA  89118
                ----------------------------------------------------
                (Address of Principal Executive Offices)  (Zip Code)

                                   (702) 269-5000
                ----------------------------------------------------
                (Registrant's Telephone Number, Including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           [ X ] Yes      [   ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,065,897 shares of common stock outstanding as of August 7, 1998.

                             CASINO DATA SYSTEMS
                                    INDEX


                                                                        PAGE NO.
                                                                        --------
PART I.                      FINANCIAL INFORMATION

    Item 1.   Financial Statements:

              Unaudited Consolidated Balance Sheet
              June 30, 1998 and December 31, 1997 (audited)                3-4

              Unaudited Consolidated Statements of Operations
              For the six months ended June 30, 1998 and 1997                5

              Unaudited Consolidated Statements of Operations
              For the three months ended June 30, 1998 and 1997              6

              Unaudited Consolidated Statements of Cash Flows
              For the six months ended June 30, 1998 and 1997                7

              Notes to Unaudited Consolidated Financial Statements        8-11

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        12-16

PART II.                       OTHER INFORMATION

    Items 1-6                                                            17-18

    Signatures                                                              19


PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                CASINO DATA SYSTEMS
                            CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)

                                                                 June 30,          December 31,
                                                                   1998                1997
                                                               (unaudited)
                                                               ------------        ------------
ASSETS
Current Assets:
   Cash and cash equivalents including restricted amounts
     of approximately $12,998 and $15,600, respectively        $     23,715        $     27,873
   Investment securities including restricted amounts of
     $524 and $11, respectively                                       2,164                  11
   Accounts receivable, net of allowance for doubtful
     accounts of $5,341 and $5,390, respectively                      9,908               9,683
   Due from related parties                                              --                 144
   Current portion of notes receivable                                2,352               1,392
   Income tax receivable                                              4,050               4,000
   Inventories, net of reserve of $1,580 and
     $1,125, respectively                                            14,855              14,192
   Deferred tax asset                                                   360                 360
   Assets held for sale                                               1,728                 880
   Prepaid expenses and other current assets                             75               1,244
                                                               ------------        ------------
     Total current assets                                            59,207              59,779

Property and equipment, net                                          18,279              17,736
Investment securities, including restricted amounts of
   approximately $6,746 and $6,601, respectively                      6,746               8,080
Notes receivable, excluding current portion                           1,395               1,627
Intangible assets, net of accumulated amortization of $1,963
   and $1,120, respectively                                           5,432               6,256
Software development costs, net of accumulated amortization
   of $164 and $128, respectively                                     2,998               1,954
Deferred tax asset                                                    1,315               1,140
Deposits                                                                381                 384
                                                               ------------        ------------
     Total non-current assets                                        36,546              37,177
                                                               ------------        ------------
Total assets                                                   $     95,753        $     96,956
                                                               ------------        ------------
                                                               ------------        ------------

                                  (continued)


LIABILITIES AND SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
                                                                 June 30,          December 31,
                                                                   1998                1997
                                                               (unaudited)
                                                               ------------        ------------
Current liabilities:
   Current portion of long-term debt                           $      1,285        $      2,187
   Accounts payable                                                   2,926               3,911
   Accrued expenses and customer deposits                             7,654               7,444
   Accrued slot liability                                             3,754               4,723
                                                               ------------        ------------
     Total current liabilities                                       15,619              18,265

Noncurrent liabilities:
   Long-term debt, excluding current portion                             40                 267
   Accrued slot liability                                            15,783              14,797
                                                               ------------        ------------
     Total noncurrent liabilities                                    15,823              15,064

Shareholders' equity:
   Common stock, no par value.  Authorized
    100,000,000 shares;  issued and outstanding
    18,065,897 shares at June 30, 1998 and 18,065,897
    shares at December 31, 1997                                      83,790              83,790
   Retained deficit                                                 (19,479)            (20,163)
                                                               ------------        ------------
     Total shareholders' equity                                      64,311              63,627
                                                               ------------        ------------
Total liabilities and shareholders' equity                     $     95,753        $     96,956
                                                               ------------        ------------
                                                               ------------        ------------

   See accompanying notes to unaudited consolidated financial statements

                                CASINO DATA SYSTEMS
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                    (UNAUDITED)
                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                    1998                 1997
                                                                  ---------            ---------
Revenues:
   Systems and product sales                                       $ 19,483             $ 19,119
   Gaming operations                                                  4,901               12,148
                                                                  ---------            ---------
                                                                     24,384               31,267
   Cost of goods sold                                                12,735               19,919
                                                                  ---------            ---------
   Gross Margin                                                      11,649               11,348
                                                                  ---------            ---------
Operating expenses:
   Selling, general and administrative                                8,653               13,030
   Research and development                                           1,513                1,902
   Depreciation and amortization                                      1,253                2,615
                                                                  ---------            ---------
     Total operating expenses                                        11,419               17,547
                                                                  ---------            ---------
Income (Loss) from operations                                           230               (6,199)
                                                                  ---------            ---------
Other income (expense):
   Interest and other income                                            963                  663
   Interest expense                                                    (148)                (183)
                                                                  ---------            ---------
     Total other income                                                 815                  480
                                                                  ---------            ---------
Income (loss) before income taxes                                     1,045               (5,719)
Income tax expense (benefit)                                            361               (1,887)
                                                                  ---------            ---------
Net income (loss)                                                  $    684              ($3,832)
                                                                  ---------            ---------
                                                                  ---------            ---------
Basic net income (loss) per share                                  $   0.04             $  (0.21)
                                                                  ---------            ---------
                                                                  ---------            ---------
Diluted net income (loss) per share                                $   0.04             $  (0.21)
                                                                  ---------            ---------
                                                                  ---------            ---------
Basic weighted average shares outstanding                            18,066               18,036
                                                                  ---------            ---------
                                                                  ---------            ---------
Diluted weighted average shares outstanding                          18,094               18,036
                                                                  ---------            ---------
                                                                  ---------            ---------

       See accompanying notes to unaudited consolidated financial statements

                                CASINO DATA SYSTEMS
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                    (UNAUDITED)
                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     1998                1997
                                                                  ---------            ---------
Revenues:
   Systems and product sales                                       $  9,597             $12,043
   Gaming operations                                                  2,090               6,014
                                                                  ---------            ---------
                                                                     11,687              18,057
   Cost of goods sold                                                 5,963              10,402
                                                                  ---------            ---------
   Gross Margin                                                       5,724               7,655
                                                                  ---------            ---------

Operating expenses:
   Selling, general and administrative                                4,295               6,350
   Research and development                                             709               1,080
   Depreciation and amortization                                        599               1,333
                                                                  ---------            ---------

     Total operating expenses                                         5,603               8,763
                                                                  ---------            ---------

Income (Loss)  from operations                                          121              (1,109)
                                                                  ---------            ---------

Other income (expense):
   Interest and other income                                            504                 380
   Interest expense                                                     (65)                (84)
                                                                  ---------            ---------

     Total other income                                                 439                 296
                                                                  ---------            ---------

Income (loss) before income taxes                                       560                (813)
Income tax expense (benefit)                                            196                (268)
                                                                  ---------            ---------
Net income (loss)                                                  $    364               ($545)
                                                                  ---------            ---------
                                                                  ---------            ---------
Basic net income (loss) per share                                  $   0.02            $  (0.03)
                                                                  ---------            ---------
                                                                  ---------            ---------
Diluted net income (loss) per share                                $   0.02            $  (0.03)
                                                                  ---------            ---------
                                                                  ---------            ---------
Basic weighted average shares outstanding                            18,066              18,036
                                                                  ---------            ---------
                                                                  ---------            ---------
Diluted weighted average shares outstanding                          18,092              18,036
                                                                  ---------            ---------
                                                                  ---------            ---------


       See accompanying notes to unaudited consolidated financial statements

                        CASINO DATA SYSTEMS AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                    (Unaudited)

                               (DOLLARS IN THOUSANDS)

                                                                      1998                1997
                                                                  ---------            ---------
Cash flows from operating activities:
   Net income                                                      $   684              $(3,832)
   Adjustments to reconcile net income to net cash
     provided by  (used in) operating activities:
      Depreciation and amortization                                  1,253                2,615
      Deferred income taxes                                           (175)                  --
      Loss on disposal of assets                                        12                   --
      Provision for accounts receivable                                 --                  418
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable,
          due from related parties and notes receivable               (809)               3,882
        Increase in income tax receivable                              (50)                  --
        Increase in inventories                                       (663)              (1,177)
        Decrease (increase) in prepaid expenses and
          other current assets and deposits                          1,172                  (79)
        Decrease in accounts payable                                  (985)                (722)
        Increase in accrued liabilities, customer
          deposits and slot liability                                  228                5,855
                                                                  ---------            ---------
           Net Cash provided by operating activities                   667                6,960
                                                                  ---------            ---------
Cash flows from investing activities:
  Net Increase in investment securities                               (819)              (1,063)
  Decrease (increase) in intangible assets                             655                  (55)
  Investment in software development                                (1,081)              (2,813)
  Acquisitions of property and equipment                            (2,451)              (2,016)
                                                                  ---------            ---------
           Net cash used in investing activities                    (3,696)              (5,947)
                                                                  ---------            ---------
Cash flows from financing activities:
  Repayment of notes payable                                        (1,129)              (1,011)
  Net proceeds from issuance of common stock                            --                    9
                                                                  ---------            ---------

           Net cash used in financing activities                    (1,129)              (1,002)
                                                                  ---------            ---------

Net (decrease) increase in cash and cash equivalents                (4,158)                  11
Cash and cash equivalents at beginning of year                      27,873               21,482
                                                                  ---------            ---------
Cash and cash equivalents at end of year                          $ 23,715             $ 21,493
                                                                  ---------            ---------
                                                                  ---------            ---------
Supplemental disclosure of non-cash activities:
  Transfer to assets held for sale from fixed assets              $    848                   --
                                                                  ---------
                                                                  ---------
  Transfer to fixed assets from other assets                      $    877                   --
                                                                  ---------
                                                                  ---------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of the
Company: CDS Services Company; CDS Graphics and Imaging Company; CDS Signs, Inc.; TurboPower Software Company, and CDS Gaming Company (collectively the "Company"). The Company's operations consist principally of: (i) the development, licensing and sale of casino management information systems (the Oasis-TM- II System); (ii) the operation of multi-site link progressive (MSP) systems; (iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals and for use by the Company's own software engineers. The Company currently operates solely in the U.S.

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

(2)  NET (LOSS) INCOME PER COMMON SHARE: (IN THOUSAND EXCEPT PER SHARE DATA)

The following is an analysis of the components of the shares used to compute net income per common share pursuant to SFAS 128:


                                                  Six months     Six months   Three months   Three months
                                                  ended          ended        ended          ended
                                                  ----------     ----------   ------------   ------------
                                                   June 30,       June 30,      June 30,        June 30,
                                                  ----------     ----------   ------------   ------------
                                                     1998           1997          1998            1997
                                                  ----------     ----------   ------------   ------------
Numerator for  earnings per share -
  net Income (loss)                                  $   684        $(3,832)       $   364        $  (545)
                                                  ----------     ----------   ------------   ------------
Denominator:
  Denominator for basic earnings per share-
   weighted average shares                            18,066         18,036         18,066         18,036
Effect of dilutive securities
  Stock options                                           28              0             26              0
                                                  ----------     ----------   ------------   ------------
Denominator for diluted earnings per share -
 adjusted weighted average shares and assumed
 conversions                                          18,094         18,036         18,092         18,036
                                                  ----------     ----------   ------------   ------------
                                                  ----------     ----------   ------------   ------------

Basic earnings per share                             $  0.04        $ (0.21)       $  0.02        $ (0.03)
                                                  ----------     ----------   ------------   ------------
                                                  ----------     ----------   ------------   ------------
Diluted earnings per share                           $  0.04        $ (0.21)       $  0.02        $ (0.03)
                                                  ----------     ----------   ------------   ------------
                                                  ----------     ----------   ------------   ------------

(3)  COMMITMENTS & CONTINGENCIES

     In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial base jackpot component followed by an annuity (progressive component) paid out over 20 years after the prize is won. The base jackpot component is charged against income ratably over the amount of coin play expected to precede payout based on a statistical analysis. The progressive jackpot component increases based on the number of coins played. The accrual of the liability commensurate with coin play matches recognition of costs and revenues. The possibility exists that the winning combination may be hit before the Company has fully accrued the base jackpot component, at which time any unaccrued portion would be expensed. There was no unaccrued portion at June 30, 1998. To ensure adequate funds are available to pay the slot liability, and to comply with gaming regulatory requirements, the Company has established segregated cash accounts aggregating approximately $12,998,000 at June 30, 1998. The Company also has approximately $7,270,000 segregated for the annuity payments for jackpots already won.

     In December, 1996, a class action complaint was filed in the UNITED STATES DISTRICT COURT, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. Three additional purported shareholder class actions were filed in 1997 in connection with the same drop in stock price following the December 16, 1996 press release. The Company won a motion to dismiss the First Amended Complaint filed by Edwards. The court, however, granted Edwards leave to amend his Complaint. On July 13, 1998, Edwards filed a Second Amended Complaint, to which the Company will respond in a timely fashion. On May 29, 1997, SCHWARTZ V. CASINO DATA SYSTEMS, was filed in the United States District Court for the District of Nevada, alleging violations of Sections 10(b) and 20 (a) of the 1934 ACT and SEC Rule 10b-5 and seeking economic recovery on behalf of the same alleged class of investors. On December 16, 1997, GRANT V. CASINO DATA SYSTEMS, was filed in the District Court of the State of Nevada alleging common law fraud and seeking economic recovery on behalf of the same alleged class of investors. On December 9, 1997, GIOVANNONI V. CASINO DATA SYSTEMS, was filed in the Superior Court of the State of California in San Francisco alleging violation of California Corporations Code Sections 25400 and 25500 and California Business and Professions Code Sections 17200 and 17500.
Management believes these claims to be without merit, and intends to vigorously defend against them. In addition, the Company maintains a policy of insurance pursuant to which it has tendered these claims to the insurance carrier. This insurance policy may cover all or a portion of the claims. While the outcome of the actions described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     A patron dispute was filed against the Company which allegedly arose while a patron played the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by Ms. Freeman. Ms. Freeman appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission's decision and ordered the Company to pay the jackpot plus interest from April 8, 1995. The Company contends the ruling is in error and has appealed the decision to the Mississippi Supreme Court. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company reduced the Cool Millions dollar Mississippi jackpot by $1,742,000. If successful on appeal, the Company would return this amount to the Company's then-existing outstanding jackpot, as directed by the Mississippi Gaming authorities. The Company has accrued $382,000 of interest expense as of June 30, 1998 toward the judgment in the event the Company loses its appeal. While the outcome of the action described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     In November of 1997, a customer of the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The pre-petition debt owed the Company is approximately $1,700,000, which amount has been included in a Proof of Claim filed by the Company in the Bankruptcy action. A Plan of Reorganization has been filed and approved by the Court. Pursuant to the Plan of Reorganization, the Company is treated as a secured creditor in the action. Pursuant to the Plan, the Company has been paid all pre-petition arrearages and is current on all post-petition debt. In addition, the Company has obtained personal guarantees from certain of the principals of the debtor. While the outcome of the Bankruptcy is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     In August of 1997, Casino Technology Incorporated ("CTI"), filed a demand for arbitration of certain issues arising out of a Cross-License Agreement between CTI and the Company pursuant to which the Company marketed the Caribbean Stud video poker game. CTI alleged that the Company failed to pay royalty fees due under the agreement. The Company has accrued approximately $2,000,000 with respect to potential obligations arising out of this agreement. The Company is contesting this amount because it believes it has been damaged as a result of certain actions and/or inaction's of CTI and its principal. While the outcome of the arbitration is not presently determinable, management does not believe the outcome will have a material effect on the Company's financial statements as a whole.

     On May 19, 1998, Acres Gaming Corporation filed an action against the Company, Mikohn Gaming Corporation, New York New York Hotel & Casino, LLC, and Sunset Station Hotel & Casino, in the Federal Court for the State of Nevada, alleging that CDS violated certain patent rights of Acres Gaming. Acres Gaming also filed a Motion for Preliminary Injunction. The Motion is expected to be scheduled for a hearing in early October, 1998. The Company intends to vigorously defend this action as it feels the action is without merit. While the outcome of the actions described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

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

SIX MONTHS ENDED JUNE 30, 1998 COMPARED
 TO THE SIX MONTHS ENDED JUNE 30, 1997

REVENUES

     Revenues decreased from $31,267,000 for the six months ended June 30, 1997 to $24,384,000 for the same period in 1998, a decrease of $6,883,000 or 22%. The decrease in revenues is primarily attributable to a decrease in revenues from progressive operations of $7,247,000 partially offset by increases in system and product sales of $364,000 for the six month period ended June 30, 1998, compared to the same period in 1997. The decrease in revenues from progressive operations is primarily attributable to the termination of the Caribbean Stud Video Poker link in October 1997, the termination of the Native American Cool Millions Dollar link in February 1998 and the termination of both the Nevada and Mississippi Cool Millions Dollar links in April 1998. The increase in system and product sales is primarily attributed to increased sales of gaming machines.

GROSS MARGIN

     Costs of good sold decreased from $19,919,000 for the six months ended June 30, 1997, to $12,735,000 for the same period in 1998, a decrease of $7,184,000. Gross margin as a percentage of revenues increased from 36% for the six months ended June 30, 1997 to 48% for the same period in 1998. The increase in gross margin is primarily attributable to the increase in the percentage of total revenue contributed by system sales, which generally have higher gross margins than other CDS products, increased production efficiencies and stronger cost controls.

OPERATING EXPENSES

     Operating expenses decreased from $17,547,000 for the six months ended June 30, 1997, to $11,419,000 for the same period in 1998, a decrease of $6,128,000 or 35%. Operating expenses decreased as a percentage of revenues from 56% for the six months ended June 30, 1997, to 47% for the same period in 1998.

     Selling, general and administrative expenses decreased from $13,030,000 for the six months ended June 30, 1997, to $8,653,000 for the same period in 1998, a decrease of $4,377,000. Selling, general and administrative expenses as a percentage of revenues decreased from 42% for the six months ended June 30, 1997, to 36% for the same period in 1998. This decrease in selling, general and administrative expenses is due to overall cost reductions during the six months ended June 30, 1998 as compared to the same period in 1997.

     Research and development expenses decreased from $1,902,000 for the six months ended June 30, 1997, to $1,513,000 for the same period in 1998. The decrease is primarily attributable to a decrease in personnel dedicated to research and development. Major expenditures during the six months ended June 30, 1998 primarily included the development of additional video interactive games. Research and development expenses as a percentage of revenues remained the same at 6% for the six months ended June 30, 1997, and 1998.

     Depreciation and amortization decreased from $2,615,000 for the six months ended June 30, 1997, to $1,253,000 for the same period in 1998. The decrease is primarily due to the decreased fixed asset balance as a result of the restructuring and impairment charges in the fourth quarter of 1997.

OTHER INCOME

     Other income is comprised of rental, interest and other forms of income, offset by interest expense, that are not the result of normal operations. Other income increased from $480,000 for the six months ended June 30, 1997, to $815,000 for the same period in 1998. The increase is primarily due to increased interest income during the six months ended June 30, 1998.

NET INCOME (LOSS)

     Net income (loss) increased from a loss of ($3,832,000) for the six months ended June 30, 1997, to income of $684,000 for the same period in 1998, an increase of $4,516,000. The increase in net income is primarily related to the increase in gross margin, the decrease in operating expenses and the increase in other income for the six months ended June 30, 1998, compared to the same period ended June 30, 1997.

THE QUARTER ENDED JUNE 30, 1998 COMPARED
 TO THE QUARTER ENDED JUNE 30, 1997

REVENUES

     Revenues decreased from $18,057,000 for the three months ended June 30, 1997 to $11,687,000 for the same period in 1998, a decrease of $6,370,000 or 35%. Revenues from progressive operations decreased $3,924,000 or 65%, and revenues from systems and product sales decreased $2,446,000 or 20% for the three months ended June 30, 1998 as compared to the same period in 1997. The decrease in revenues from progressive operations is primarily attributable to the termination of the Native American Cool Millions link in February 1998, the termination of the Caribbean Stud Video poker link in October 1997 and the termination of both the Nevada and Mississippi Cool Millions Dollar links in April 1998. The decrease in systems and product sales is primarily attributable to a decrease in revenues from OASIS II system contracts, a decrease in sign and meter sales and the termination of graphics external operations. The decrease in systems and product sales was partially offset by an increased sales of gaming machines.

GROSS MARGIN

     Costs of good sold decreased from $10,402,000 for the three months ended June 30, 1997, to $5,963,000 for the same period in 1998, a decrease of $4,439,000. Gross margin as a percentage of revenues increased from 42% for the three months ended June 30, 1997 to 49% for the same period in 1998. The increase in gross margin is primarily attributable to the increase in the percentage of total revenue contributed by system sales which generally have higher gross margins than other CDS products.

OPERATING EXPENSES

     Operating expenses decreased from $8,763,000 for the three months ended June 30, 1997, to $5,603,000 for the same period in 1998, a decrease of $3,160,000 or 36%. Operating expenses decreased as a percentage of revenues from 49% for the three months ended June 30, 1997, to 48% for the same period in 1998.

     Selling, general and administrative expenses decreased from $6,350,000 for the three months ended June 30, 1997, to $4,295,000 for the same period in 1998, a decrease of $2,055,000. Selling, general and administrative expenses decreased due to overall cost reductions during the three months ended June 30, 1998 as compared to the same period in 1997.

     Research and development expenses decreased from $1,080,000 for the three months ended June 30, 1997, to $709,000 for the same period in 1998. The decrease is primarily attributable to a decrease in personnel dedicated to research and development. Research and development expenses as a percentage of revenues remained the same at 6% for the three months ended June 30, 1997, and 1998.

     Depreciation and amortization decreased from $1,333,000 for the three months ended June 30, 1997, to $599,000 for the same period in 1998. The decrease is primarily due to the decreased fixed asset balance as a result of the restructuring and impairment charges in the fourth quarter of 1997.

OTHER INCOME

     Other income is comprised of rental, interest and other forms of income, offset by interest expense, that are not the result of normal operations. Other income increased from $296,000 for the three months ended June 30, 1997, to $439,000 for the same period in 1998. The increase is primarily due to increased interest income during the three months ended June 30, 1998.

NET INCOME (LOSS)

     Net income (loss) increased from a loss of ($544,000) for the three months ended June 30, 1997, to income of $364,000 for the same period in 1998, an increase of $908,000. The increase in net income is primarily related to the decrease in operating expenses combined with the increase in other income.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its operating and capital expenditures primarily through cash flows from its operations and cash from proceeds of its equity offerings. The Company had cash and cash equivalents of $23,715,000 at June 30, 1998, as compared to $27,873,000 at December 31,
1997, of which $12,998,000 and $15,600,000, respectively, are restricted for payment of slot liabilities. The Company generated cash from operations of $667,000 during the six months ended June 30, 1998.

     The Company used $3,696,000 of cash in investing activities during the six months ended June 30, 1998 primarily related to $2,451,000 in equipment to be used in operations; $1,081,000 invested in software development; $819,000 invested in held-to-maturity securities; and a decrease of $655,000 in the intangible asset balance.

     The Company used $1,129,000 of cash in financing activities for payments made on outstanding debt during the six months ended June 30, 1998.

     Certain jurisdictions in which MSP systems operate require that the Company maintain segregated funds for the payment of jackpot prizes. The amount of funds required is dependent on several factors including the type and denomination of the games and the regulatory requirements. At June 30, 1998, the Company's accrued slot liability for its MSP systems aggregated approximately $19,537,000. There was no unaccrued slot liability. In connection with these slot liabilities and in accordance with gaming requirements, the Company established segregated cash accounts aggregating approximately $12,998,000 at June 30, 1998 to ensure availability of adequate funds to pay this liability. The Company also has investment securities approximating $7,270,000 segregated as of June 30, 1998 for the payment of jackpots already won. Although statistically remote, a possibility exists that multiple jackpots may be awarded prior to the time period over which game play has generated sufficient revenue to accrue each base jackpot amount. Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

     The Company has financed certain equipment under agreements for an aggregate amount of $1,310,000. These equipment agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three-year letter of credit securing payment in the amount of 50% of the current principal balance.

     During May 1996, the Company entered into a $20 million revolving line of credit ("line of credit") with U.S. Bank of Nevada which expired in May 1998. The Company maintains an irrevocable letter of credit pursuant to equipment financing agreements which mature in December 1998.

     The Company's ratio of current assets to current liabilities is 3.8 at June 30, 1998, while the noncurrent liabilities to equity ratio is .25 to 1. Based on this financial position, the Company believes it could obtain additional long-term financing for anticipated growth that may result in working capital additions that exceed available cash and cash equivalents and cash to be provided by operations. However, there can be no assurance that the Company will be able to obtain additional sources of capital during 1998.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In December, 1996, a class action complaint was filed in the UNITED STATES DISTRICT COURT, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. Three additional purported shareholder class actions were filed in 1997 in connection with the same drop in stock price following the December 16, 1996 press release. The Company won a motion to dismiss the First Amended Complaint filed by Edwards. The court, however, granted Edwards leave to amend his Complaint. On July 13, 1998, Edwards filed a Second Amended Complaint, to which the Company will respond in a timely fashion. On May 29, 1997, SCHWARTZ V. CASINO DATA SYSTEMS, was filed in the United States District Court for the District of Nevada, alleging violations of Sections 10(b) and 20 (a) of the 1934 ACT and SEC Rule 10b-5 and seeking economic recovery on behalf of the same alleged class of investors. On December 16, 1997, GRANT V. CASINO DATA SYSTEMS, was filed in the District Court of the State of Nevada alleging common law fraud and seeking economic recovery on behalf of the same alleged class of investors. On December 9, 1997, GIOVANNONI V. CASINO DATA SYSTEMS, was filed in the Superior Court of the State of California in San Francisco alleging violation of California Corporations Code Sections 25400 and 25500 and California Business and Professions Code Sections 17200 and 17500.
Management believes these claims to be without merit, and intends to vigorously defend against them. In addition, the Company maintains a policy of insurance pursuant to which it has tendered these claims to the insurance carrier. This insurance policy may cover all or a portion of the claims. While the outcome of the actions described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     A patron dispute was filed against the Company which allegedly arose while a patron played the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by Ms. Freeman. Ms. Freeman appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission's decision and ordered the Company to pay the jackpot plus interest from April 8, 1995. The Company contends the ruling is in error and has appealed the decision to the Mississippi Supreme Court. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company reduced the Cool Millions dollar Mississippi jackpot by $1,742,000. If successful on appeal, the Company would return this amount to the Company's then-existing outstanding jackpot, as directed by the Mississippi Gaming authorities. The Company has accrued $382,000 of interest expense as of June 30, 1998 toward the judgment in the event the Company loses its appeal. While the outcome of the action described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     In November of 1997, a customer of the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The pre-petition debt owed the Company is approximately $1,700,000, which amount has been included in a Proof of Claim filed by the Company in the Bankruptcy action. A Plan of Reorganization has been filed and approved by the Court. Pursuant to the Plan of Reorganization, the Company is treated as a secured creditor in the action. Pursuant to the Plan, the Company has been paid all pre-petition arrearages and is current on all post-petition debt. In addition, the Company has obtained personal guarantees from certain of the principals of the debtor. While the outcome of the Bankruptcy is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     In August of 1997, Casino Technology Incorporated ("CTI"), filed a demand for arbitration of certain issues arising out of a Cross-License Agreement between CTI and the Company pursuant to which the Company marketed the Caribbean Stud video poker game. CTI alleged that the Company failed to pay royalty fees due under the agreement. The Company has accrued approximately $2,000,000 with respect to potential obligations arising out of this agreement. The Company is contesting this amount because it believes it has been damaged as a result of certain actions and/or inaction's of CTI and its principal. While the outcome of the arbitration is not presently determinable, management does not believe the outcome will have a material effect on the Company's financial statements as a whole.

     On May 19, 1998, Acres Gaming Corporation filed an action against the Company, Mikohn Gaming Corporation, New York New York Hotel & Casino, LLC, and Sunset Station Hotel & Casino, in the Federal Court for the State of Nevada, alleging that CDS violated certain patent rights of Acres Gaming. Acres Gaming also filed a Motion for Preliminary Injunction. The Motion is expected to be scheduled for a hearing in early October, 1998. The Company intends to vigorously defend this action as it feels the action is without merit. While the outcome of the actions described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

ITEM 5.   OTHER INFORMATION

     On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

      The Company expects that its 1999 Annual Meeting of Shareholders will be held on or about May 14, 1999. Therefore, if the Company is not provided notice of a shareholder proposal which the shareholder has not previously sought to include in the Company's proxy statement by March 30, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits: Exhibit 27.1  Financial Data Schedule

There were no reports filed on Form 8-K for the six month period ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CASINO DATA SYSTEMS
                                       Registrant




Date:  August 13, 1998                 /s/ HOWARD YENKE
       ----------------------          -------------------------------
                                       Howard Yenke
                                       Chief Executive Officer

Date:  August 13, 1998                 /s/ LEE LEMAS
       ----------------------          -------------------------------
                                       Lee Lemas
                                       Chief Financial Officer
                                        and Vice President Finance