Form 10-Q
period 1998-09-30
CASINO DATA SYSTEMS
filed 1998-11-16
CIK 898756

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1998
                                               ------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
         For the transition period from            to
                                        ----------   ----------

                                      0-21426
                                      -------
                              (Commission file number)

                                CASINO DATA SYSTEMS
                                -------------------
                            (Exact Name of Registrant as
                             Specified in its Charter)

                                       NEVADA
            ------------------------------------------------------------
           (State or other Jurisdiction of Incorporation or Organization)

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

                           [ X ] Yes      [   ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,065,897 shares of common stock outstanding as of October 30, 1998.

                                CASINO DATA SYSTEMS
                                       INDEX



                                                                      PAGE NO.
                                                                      --------
PART I.                   FINANCIAL INFORMATION

  Item 1.  Financial Statements:

     Condensed Unaudited Consolidated Balance Sheet
     September 30, 1998 and December 31, 1997 (audited)                  3-4

     Condensed Unaudited Consolidated Statements of Operations
     For the nine months ended September 30, 1998 and 1997                 5

     Condensed Unaudited Consolidated Statements of Operations
     For the three months ended September 30, 1998 and 1997                6

     Condensed Unaudited Consolidated Statements of Cash Flows
     For the nine months ended September 30, 1998 and 1997                 7

     Notes to Condensed Unaudited Consolidated Financial
     Statements                                                         8-11

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12-17

PART II.                       OTHER INFORMATION

  Items 1-6                                                            18-20

  Signatures                                                              21

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                CASINO DATA SYSTEMS
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


                                                                      September 30,   December 31,
                                                                          1998            1997
                                                                       (UNAUDITED)
                                                                      -------------   ------------
ASSETS
------
Current Assets:
  Cash and cash equivalents, including restricted amounts
     of approximately $10,478 and $15,600, respectively                $  19,413      $  27,873
  Investment securities including restricted amounts of
     $1,442 and $11, respectively                                          3,116             11
  Accounts receivable, net of allowance for doubtful
     accounts of $3,668 and $5,390, respectively                          14,617          9,683
  Due from related parties                                                    --            144
  Current portion of notes receivable                                      2,305          1,392
  Income tax receivable                                                       --          4,000
  Inventories, net of allowance for obsolescence of
     $1,580 and $1,125, respectively                                      16,498         14,192
  Deferred tax asset                                                         360            360
  Assets held for sale                                                     1,183            880
  Prepaid expenses and other current assets                                  410          1,244
                                                                        --------      ---------
     Total current assets                                                 57,902         59,779
                                                                        --------      ---------

Property and equipment, net of accumulated depreciation
  of $4,698 and $3,547, respectively                                      19,817         17,736
Investment securities, including restricted amounts of
  approximately $9,489 and $6,601, respectively                            9,489          8,080
Notes receivable, excluding current portion                                  954          1,627
Intangible assets, net of accumulated amortization of $2,409
  and $1,120, respectively                                                 5,048          6,256
Software development costs, net of accumulated amortization
  of $217 and $128, respectively                                           4,213          1,954
Deferred tax asset                                                         1,140          1,140
Deposits                                                                     384            384
                                                                        --------      ---------
     Total non-current assets                                             41,045         37,177
                                                                        --------      ---------

Total assets                                                            $ 98,947      $  96,956
                                                                        --------      ---------
                                                                        --------      ---------

                                        (continued)



LIABILITIES AND SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)


                                                                   September 30,   December 31,
                                                                         1998           1997
                                                                      (UNAUDITED)
                                                                   -------------   ------------
Current liabilities:
  Current portion of long-term debt                                   $      757     $    2,187
  Accounts payable                                                         3,979          3,911
  Accrued expenses and customer deposits                                  10,531          7,444
  Accrued slot liability                                                   3,244          4,723
                                                                      ----------     ----------
     Total current liabilities                                            18,511         18,265
                                                                      ----------     ----------

Noncurrent liabilities:
  Long-term debt, excluding current portion                                   17            267
  Accrued slot liability                                                  16,060         14,797
                                                                      ----------     ----------
     Total noncurrent liabilities                                         16,077         15,064
                                                                      ----------     ----------

Shareholders' equity:
  Common stock, no par value.  Authorized
  100,000,000 shares;  issued and outstanding
  18,065,897 shares at September 30, 1998 and
  18,065,897 shares at December 31, 1997                                  83,790         83,790
  Retained deficit                                                       (19,431)       (20,163)
                                                                      ----------     ----------
     Total shareholders' equity                                           64,359         63,627
                                                                      ----------     ----------

Total liabilities and shareholders' equity                            $   98,947     $   96,956
                                                                      ----------     ----------
                                                                      ----------     ----------


 See accompanying notes to unaudited condensed consolidated financial statements

                                CASINO DATA SYSTEMS
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                    (UNAUDITED)
                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                          1998          1997
                                                       ----------    ---------
Revenues:
  Systems and product sales                            $   32,206    $  24,361
  Gaming operations                                         7,217       17,452
                                                       ----------    ---------
                                                           39,423       41,813
  Cost of goods sold                                       20,960       27,345
                                                       ----------    ---------
  Gross Margin                                             18,463       14,468
                                                       ----------    ---------


Operating expenses:
  Selling, general and administrative                      13,052       17,789
  Research and development                                  2,628        2,935
  Loss from shareholder suit                                1,000           --
  Depreciation and amortization                             1,893        3,858
                                                       ----------    ---------

    Total operating expenses                               18,573       24,582
                                                       ----------    ---------

Income (Loss) from operations                                (110)     (10,114)
                                                       ----------    ---------
Other income (expense):
  Interest and other income                                 1,358        1,151
  Interest expense                                           (129)        (260)
                                                       ----------    ---------
    Total other income                                      1,229          891
                                                       ----------    ---------

Income (loss) before income taxes                           1,119       (9,223)
Income tax expense (benefit)                                  387       (3,044)
                                                       ----------    ---------

Net income (loss)                                      $      732    $  (6,179)
                                                       ----------    ---------
                                                       ----------    ---------

Basic net income (loss) per share                      $     0.04    $   (0.34)
                                                       ----------    ---------
                                                       ----------    ---------

Diluted net income (loss) per share                    $     0.04    $   (0.34)
                                                       ----------    ---------
                                                       ----------    ---------

Basic weighted average shares outstanding                  18,066       18,036
                                                       ----------    ---------
                                                       ----------    ---------

Diluted weighted average shares outstanding                18,073       18,036
                                                       ----------    ---------
                                                       ----------    ---------


See accompanying notes to unaudited condensed consolidated financial statements

                                CASINO DATA SYSTEMS
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                    (UNAUDITED)
                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                           1998         1997
                                                        ---------    ---------
Revenues:
   Systems and product sales                            $  12,723    $   5,242
   Gaming operations                                        2,316        5,304
                                                        ---------    ---------
                                                           15,039       10,546
   Cost of goods sold                                       8,225        7,426
                                                        ---------    ---------

   Gross Margin                                             6,814        3,120
                                                        ---------    ---------


Operating expenses:
  Selling, general and administrative                       4,399        4,759
  Research and development                                  1,115        1,033
  Loss from shareholder suit                                1,000           --
  Depreciation and amortization                               640        1,243
                                                        ---------    ---------

    Total operating expenses                                7,154        7,035
                                                        ---------    ---------

Income (Loss)  from operations                               (340)      (3,915)
                                                        ---------    ---------

Other income (expense):
  Interest and other income                                   395          487
  Interest expense                                             19          (76)
                                                        ---------    ---------

    Total other income                                        414          411
                                                        ---------    ---------

Income (loss) before income taxes                              74       (3,504)
Income tax expense (benefit)                                   26       (1,156)
                                                        ---------    ---------

Net income (loss)                                       $      48    $  (2,348)
                                                        ---------    ---------
                                                        ---------    ---------

Basic net income (loss) per share                       $    0.00    $   (0.13)
                                                        ---------    ---------
                                                        ---------    ---------

Diluted net income (loss) per share                     $    0.00    $   (0.13)
                                                        ---------    ---------
                                                        ---------    ---------

Basic weighted average shares outstanding                  18,066       18,038
                                                        ---------    ---------
                                                        ---------    ---------

Diluted weighted average shares outstanding                18,066       18,038
                                                        ---------    ---------
                                                        ---------    ---------

See accompanying notes to unaudited condensed consolidated financial statements

                        CASINO DATA SYSTEMS AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                    (Unaudited)

                               (DOLLARS IN THOUSANDS)



                                                               1998       1997
                                                             -------    -------
 Cash flows from operating activities:
   Net income                                                $   732    $(6,179)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                           1,893      3,858
       Gain on disposal of assets                                (25)        --
       Provision for accounts receivable                          --        404
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable, due
           from related parties and notes receivable          (5,030)    11,280
         Decrease in income tax receivable                     4,000         --
         Increase in inventories                              (2,306)    (2,055)
         Decrease (increase) in prepaid expenses and other
           current assets and deposits                           836       (397)
         Increase (decrease) in accounts payable                  68       (530)
         Increase in accrued liabilities, customer
           deposits and slot liability                         2,871      7,415
                                                             -------    -------

            Net cash provided by operating activities          3,039     13,796
                                                             -------    -------
 Cash flows from investing activities:

   Net Increase in investment securities                      (4,514)      (557)
   Decrease (increase) in intangible assets                      905       (118)
   Investment in software development                         (2,259)    (4,570)
   Acquisitions of property and equipment                     (3,951)    (2,443)
                                                             -------    -------
            Net cash used in investing activities             (9,819)    (7,688)
                                                             -------    -------

 Cash flows from financing activities:
   Repayment of notes payable                                 (1,680)    (1,511)
   Net proceeds from issuance of common stock                     --        109
                                                             -------    -------
            Net cash used in financing activities             (1,680)    (1,402)
                                                             -------    -------


 Net (decrease) increase in cash and cash equivalents         (8,460)     4,706
 Cash and cash equivalents at beginning of the period         27,873     21,482
                                                             -------    -------
 Cash and cash equivalents at end of the period              $19,413    $26,188
                                                             -------    -------
                                                             -------    -------

 Supplemental disclosure of non-cash activities:
   Transfer to assets held for sale from fixed assets        $   303    $    --
                                                             -------    -------
                                                             -------    -------

   Transfer to fixed assets from other assets                $   877    $    --
                                                             -------    -------
                                                             -------    -------

See accompanying notes to unaudited condensed consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of Casino Data Systems: CDS Services Company; CDS Graphics and Imaging Company; CDS Signs, Inc.; TurboPower Software Company, and CDS Gaming Company (collectively the "Company"). The Company's operations consist principally of: (i) the development, licensing and sale of casino management information systems (the Oasis-TM- II System); (ii) the operation of multi-site link progressive (MSP) systems; (iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals and for use by the Company's own software engineers. The Company currently operates solely in the U.S.

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

     The accompanying condensed unaudited consolidated financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for an entire year.

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

(2)  NET INCOME (Loss) PER COMMON SHARE: (IN THOUSANDS EXCEPT PER SHARE DATA)


The following is an analysis of the components of the shares used to compute net income per common share pursuant to SFAS 128:




                                                 Nine months    Nine months   Three months   Three months
                                                    ended          ended          ended          ended
                                                ------------    -----------   ------------   ------------
                                                  Sept. 30,      Sept. 30,       Sept. 30      Sept. 30,
                                                ------------    -----------   ------------   ------------
                                                    1998           1997           1998           1997
                                                ------------    -----------   ------------   ------------
Numerator for earnings per share - net
   Income (Loss)                                 $       732     $   (6,179)   $        48    $    (2,348)
                                                ------------    -----------   ------------   ------------

Denominator:
   Denominator for basic earnings per share-
   weighted average shares                            18,066         18,036         18,066         18,038

Effect of dilutive securities

   Stock options                                           7              0              0              0
                                                ------------    -----------   ------------   ------------

Denominator for diluted earnings per share -
adjusted weighted average shares and assumed
conversions                                           18,073         18,036         18,066         18,038
                                                ------------    -----------   ------------   ------------
                                                ------------    -----------   ------------   ------------

Basic earnings per share                               $0.04         $(0.34)         $0.00         $(0.13)
                                                ------------    -----------   ------------   ------------
                                                ------------    -----------   ------------   ------------


Diluted earnings per share                             $0.04         $(0.34)         $0.00         $(0.13)
                                                ------------    -----------   ------------   ------------
                                                ------------    -----------   ------------   ------------


(3)  COMMITMENTS & CONTINGENCIES

     In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial base jackpot component followed by an annuity (progressive component) paid out over 20 years after the prize is won. The base jackpot component is charged against income ratably over the amount of coin play expected to precede payout based on a statistical analysis. The progressive jackpot component increases based on the number of coins played. The accrual of these liabilities commensurate with coin play matches recognition of costs and revenues. The possibility exists that the winning combination may be hit before the Company has fully accrued the base jackpot component, at which time any unaccrued portion would be expensed. There was no unaccrued portion at September 30, 1998. To ensure adequate funds are available to pay the slot liability and to comply with gaming regulatory requirements, the Company has established segregated cash accounts aggregating approximately $10,478,000 at September 30, 1998. The Company also has approximately $10,931,000 segregated for the annuity payments for jackpots already won.

     In December, 1996, a class action complaint was filed in the UNITED STATES DISTRICT COURT, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. Three additional purported shareholder class actions were filed in 1997 in connection with the same drop in stock price following the December 16, 1996 press release. The Company won a motion to dismiss the First Amended Complaint filed by Edwards. The court, however, granted Edwards leave to amend his Complaint. On July 13, 1998, Edwards filed a Second Amended Complaint. Pending settlement, the parties stipulated to stay the Company's response to this Complaint. On May 29, 1997, SCHWARTZ V. CASINO DATA SYSTEMS, was filed in the United States District Court for the District of Nevada, alleging violations of Sections 10(b) and 20(a) of the 1934 ACT and SEC Rule 10b-5 and seeking economic recovery on behalf of the same alleged class of investors. On December 16, 1997, GRANT V. CASINO DATA SYSTEMS, was filed in the District Court of the State of Nevada alleging common law fraud and seeking economic recovery on behalf of the same alleged class of investors. On December 9, 1997, GIOVANNONI V. CASINO DATA SYSTEMS, was filed in the Superior Court of the State of California in San Francisco alleging violation of California Corporations Code Sections 25400 and 25500 and California Business and Professions Code Sections 17200 and 17500. Management believes these claims were without merit, and did and would have continued to vigorously defend against them. However, due to the inherent risks and ongoing expenses of maintaining litigation, management determined it to be in the best interests of the Company to settle the claims. Subject to court approval, the parties have agreed to a settlement of all four related lawsuits, pursuant to which the Company will pay $1 million in November 1998. The Company has accrued $1 million related to this settlement.

     A patron dispute was filed against the Company in connection with the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by the patron. The patron appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission's decision and ordered the Company to pay the jackpot plus interest from April 8, 1995. The Company contends the ruling is in error and has appealed the decision to the Mississippi Supreme Court. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company reduced the Cool Millions dollar Mississippi jackpot by $1,742,000. If successful on appeal, the Company would return this amount to the Company's then-existing outstanding multi-site progressive system jackpot, as directed by the Mississippi Gaming authorities. The Company has accrued $410,565 of interest expense as of September 30, 1998 toward the judgment in the event the Company loses its appeal. No hearing date has been set yet. CDS has filed its appeal brief with Mississippi Supreme Court. While the outcome of the action described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     In August of 1997, Casino Technology Incorporated ("CTI"), filed a demand for arbitration of certain issues arising out of a Cross-License Agreement between CTI and the Company pursuant to which the Company marketed the Caribbean Stud video poker game. CTI alleged that the Company failed to pay royalty fees due under the agreement. The Company has accrued approximately $2,000,000 with respect to potential obligations arising out of this agreement. The Company is contesting this amount because it believes it has been damaged as a result of certain actions and/or omissions of CTI and its principal. The Company filed its Answer and Counterclaim on October 31, 1997, alleging misrepresentation/fraudulent inducement and breach of contract on behalf of CTI. CTI filed a response to the Company's counterclaim on or about the 16th day of December, 1997. No arbitration date has been set. The case will proceed to arbitration unless settled. While the outcome of the matter is not presently determinable, management does not believe the outcome will have a material effect on the Company's financial statements as a whole.

     On May 19, 1998, Acres Gaming Corporation filed an action against the Company, Mikohn Gaming Corporation, New York New York Hotel & Casino, LLC, and Sunset Station Hotel & Casino, in the Federal Court for the State of Nevada, alleging that the Company violated certain patent rights of Acres Gaming. Acres Gaming also filed a Motion for Preliminary Injunction. The Company filed its Response to the Motion for Preliminary Injunction ("Response") along with its own Motion for Summary Judgment ("MSJ") requesting dismissal of Acres' claims. After reviewing the Company's Response and Motion for Summary Judgment, Acres withdrew their Motion for Preliminary Injunction. The Company's Motion for Summary Judgment remains on file, awaiting a hearing date to be set by the court. The Company believes this action is without merit and will continue to vigorously defend itself. While the outcome of this lawsuit is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     The Company and its subsidiaries are also involved from time to time in other various claims and legal actions arising in the ordinary course of business including, but not limited to, administrative claims and legal actions brought in state and federal courts by patrons of the Company's MSP games, wherein the patron may allege the winning of jackpot awards or some multiple thereof. Because of the size of the jackpots that a patron may play for, related patron disputes often involve sizable claims. The loss of a sizable patron dispute claim could have a material adverse effect on the Company. However, management believes that the likelihood of success by those making such claims is remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

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

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
     TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

     Revenues decreased from $41,813,000 for the nine months ended September 30, 1997 to $39,423,000 for the same period in 1998, a decrease of $2,390,000 or 6%. The decrease in revenues is primarily attributable to a decrease in revenues from progressive operations of $10,235,000 partially offset by increases in system and product sales of $7,845,000. The decrease in revenues from progressive operations is primarily attributable to the termination of the Caribbean Stud Video Poker link in October 1997, the termination of the Native American Cool Millions Dollar link in February 1998 and the termination of both the Nevada and Mississippi Cool Millions Dollar links in April 1998, which was partially offset by the increase in revenue from the Nevada Xtreme link. The increase in system and product sales is primarily attributed to increased sales of OASIS II systems and increased sales of gaming machines.

GROSS MARGIN

     Costs of good sold decreased from $27,345,000 for the nine months ended September 30, 1997, to $20,960,000 for the same period in 1998, a decrease of $6,385,000. Gross margin as a percentage of revenues increased from 35% for the nine months ended September 30, 1997 to 47% for the same period in 1998. The increase in gross margin is primarily attributable to the increase in the percentage of total revenue derived from system sales, which generally have higher gross margins than other CDS products, in addition to increased production efficiencies and stronger cost controls.

OPERATING EXPENSES

     Operating expenses decreased from $24,582,000 for the nine months ended September 30, 1997, to $18,573,000 for the same period in 1998, a decrease of $6,009,000 or 24%. Operating expenses decreased from $24,582,000 for the nine months ended September 30, 1997, to $17,573,000, excluding the $1,000,000 charge for the loss from the shareholders suit, for the same period in 1998, a decrease of 7,009,000 or 29%. Operating expenses decreased as a percentage of revenues from 59% for the nine months ended September 30, 1997, to 47% for the same period in 1998 and to 45% for the same period in 1998 excluding the charge for the loss from the shareholders suit.

     Selling, general and administrative expenses decreased from $17,789,000 for the nine months ended September 30, 1997, to $13,052,000 for the same period in 1998, a decrease of $4,737,000 or 27%. Selling, general and administrative expenses as a percentage of revenues decreased from 43% for the nine months ended September 30, 1997, to 33% for the same period in 1998. This decrease in selling, general and administrative expenses is due to overall cost reductions during the nine months ended September 30, 1998 as compared to the same period in 1997.

     Research and development expenses decreased from $2,935,000 for the nine months ended September 30, 1997, to $2,628,000 for the same period in 1998. The decrease is primarily attributable to a decrease in personnel. Major expenditures during the nine months ended September 30, 1998 primarily included the development of additional video interactive games. Research and development expenses as a percentage of revenues remained stable at 7% for the nine months ended September 30, 1997, and 1998.

     Depreciation and amortization decreased from $3,858,000 for the nine months ended September 30, 1997, to $1,893,000 for the same period in 1998. The decrease is primarily due to the decreased fixed asset balance as a result of the restructuring and impairment charges in the fourth quarter of 1997.

OTHER INCOME

     Other income is comprised of rental, interest and other forms of income, offset by interest expense, that are not the result of normal operations. Other income increased from $891,000 for the six months ended September 30, 1997, to $1,229,000 for the same period in 1998. The increase is primarily due to increased interest income due to higher investment balances and decreased interest expense due to lower debt levels during the nine months ended September 30, 1998.

NET INCOME (LOSS)

     Net income (loss) increased from a loss of ($6,179,000) for the nine months ended September 30, 1997, to income of $732,000 for the same period in 1998, an increase of $6,911,000 or 112%. The increase in net income is the result of the increase in gross margin, the decrease in operating expenses and the increase in other income for the nine months ended September 30, 1998, compared to the same period ended September 30, 1997.

THE QUARTER ENDED SEPTEMBER 30, 1998 COMPARED
     TO THE QUARTER ENDED SEPTEMBER 30, 1997

REVENUES

     Revenues increased from $10,546,000 for the three months ended September 30, 1997 to $15,039,000 for the same period in 1998, an increase of $4,493,000 or 43%. Revenues from system and product sales increased $7,481,000 or 143% for the three months ended September 30, 1998 as compared to the same period in 1997. This increase was partially offset by the decrease in revenues from progressive operations of $2,988,000 or 56%. The increase in revenues from system and product sales is primarily attributable to the increased sales of gaming machines and increased revenue from OASIS II system contracts. The decrease in revenues from progressive operations is primarily attributable to the termination of the Native American Cool Millions link in February 1998, the termination of the Caribbean Stud Video poker link in October 1997 and the termination of both the Nevada and Mississippi Cool Millions Dollar links in April 1998.

GROSS MARGIN

     Costs of good sold increased from $7,426,000 for the three months ended September 30, 1997, to $8,225,000 for the same period in 1998, an increase of $799,000. Gross margin as a percentage of revenues increased from 30% for the three months ended September 30, 1997 to 45% for the same period in 1998. The increase in gross margin is primarily attributable to the increase in the percentage of total revenue derived from system sales which generally have higher gross margins than other CDS products.

OPERATING EXPENSES

     Operating expenses increased from $7,035,000 for the three months ended September 30, 1997, to $7,154,000 for the same period in 1998, an increase of $119,000 or 2%. Operating expenses decreased from $7,035,000 for the three months ended September 30, 1997 to $6,154,000, excluding the $1,000,000 charge for the loss from the shareholders suit, for the same period in 1998, a decrease of $881,000 or 13%. Operating expenses decreased as a percentage of revenues from 67% for the three months ended September 30, 1997, to 48% for the same period in 1998 and to 41% for the same period in 1998 excluding the charge for the loss from the shareholders suit.

     Selling, general and administrative expenses decreased from $4,759,000 for the three months ended September 30, 1997, to $4,399,000 for the same period in 1998, a decrease of $360,000 or 8%. Selling, general and administrative expenses decreased due to overall cost reductions during the three months ended September 30, 1998 as compared to the same period in 1997.

     Research and development expenses increased from $1,033,000 for the three months ended September 30, 1997, to $1,115,000 for the same period in 1998. The increase is primarily attributable to an increase in lab and prototype expense. Research and development expenses as a percentage of revenues decreased from 10% for the three months ended September 30, 1997 to 7% for the same period in 1998.

     Depreciation and amortization decreased from $1,243,000 for the three months ended September 30, 1997, to $640,000 for the same period in 1998. The decrease is primarily due to the decreased fixed asset balance as a result of the restructuring and impairment charges in the fourth quarter of 1997.

OTHER INCOME

     Other income is comprised of rental, interest and other forms of income, offset by interest expense, that are not the result of normal operations. Other income increased from $411,000 for the three months ended September 30, 1997, to $414,000 for the same period in 1998. The increase is primarily due to decreased interest expense during the three months ended September 30, 1998.

NET INCOME (LOSS)

     Net income (loss) increased from a loss of ($2,348,000) for the three months ended September 30, 1997, to income of $48,000 for the same period in 1998, an increase of $2,396,000 or 102%. The increase in net income is the result of the increase in gross margin, the decrease in operating expenses and the increase in other income for the three months ended September 30, 1998 as compared to the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its operating and capital expenditures primarily through cash flows from its operations and cash from proceeds of its equity offerings. The Company had cash and cash equivalents of $19,413,000 at September 30, 1998, as compared to $27,873,000 at December 31, 1997, of which $10,478,000 and $15,600,000, respectively, were restricted for payment of slot liabilities. The Company generated cash from operations of $3,039,000 during the nine months ended September 30, 1998.

     The Company used $9,819,000 of cash in investing activities during the nine months ended September 30, 1998 primarily related to $3,951,000 in equipment to be used in operations; $2,259,000 invested in software development; $4,514,000 invested in held-to-maturity securities; and a decrease of $905,000 in the intangible asset balance.

     The Company used $1,680,000 of cash in financing activities for payments made on outstanding debt during the nine months ended September 30, 1998.

     Certain jurisdictions in which MSP systems operate require that the Company maintain segregated funds for the payment of jackpot prizes. The amount of funds required is dependent on several factors including the type and denomination of the games and the regulatory requirements. At September 30, 1998, the Company's accrued slot liability for its MSP systems aggregated approximately $19,304,000. There was no unaccrued slot liability. In connection with these slot liabilities and in accordance with gaming requirements, the Company established segregated cash accounts aggregating approximately $10,478,000 at September 30, 1998 to ensure availability of adequate funds to pay this liability. The Company also has investment securities approximating $10,931,000 segregated as of September 30, 1998 for the payment of jackpots already won. Although statistically remote, a possibility exists that multiple jackpots may be awarded prior to the time period over which game play has generated sufficient revenue to accrue each base jackpot amount. Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

     The Company has financed certain equipment under agreements for an aggregate amount of $769,000. These equipment agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three-year letter of credit securing payment in the amount of 50% of the current principal balance which mature, with these obligations, in December 1998.

     The Company's ratio of current assets to current liabilities is 3.1 to 1 at September 30, 1998, while the noncurrent liabilities to equity ratio is
 .25 to 1. Based on this financial position, the Company believes it could obtain additional long-term financing for growth that may result in working capital additions that exceed available cash and cash equivalents to be provided by operations. However, there can be no assurance that the Company will be able to obtain additional sources of capital.

YEAR 2000

     The year 2000 issue is the result of computer programs written using two digits (rather than four) to define years. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. This could result in system failures or miscalculations. If the Company, or its customers, suppliers or other third parties fail to correct year 2000 issues, business operations will be affected. The Company is continuing to assess the impact of the year 2000 issues on the Company's internal processing and the products produced and sold by the Company, which assessment is expected to be completed by March 1, 1999.

     The Company's internal information system, put into operation in the second quarter of 1998, has been certified by the vendor as year 2000 compliant. The operating system that this software uses has also been certified verbally as year 2000 compliant by the third party manufacturer. Based on these assurances, the Company believes that it will not experience any disruption in daily operations with this system related to year 2000 issues.

     The Company operates its MSP systems using its own proprietary software which utilizes a third party operating system. The Company is currently in the process of upgrading the operating system to a certified year 2000 compliant version and will modify its proprietary software as necessary. This upgrade will be completed in calendar year 1999 and the cost of completing this upgrade is not expected to be material.

     The Company continues to review the impact of year 2000 issues concerning the Company's production facility. After a preliminary review, no concerns have been identified. Therefore, at this time, the Company believes that there will not be a material adverse affect on its production capabilities resulting from year 2000 issues related to the Company's production processes.

     The Company also sells proprietary software to third parties. The Company currently has year 2000 compliant versions of this software; however, the majority of the Company's customer base uses a version of the software that includes certain modules which are not year 2000 compliant. The Company has contacted all of its customers that require the upgrade to become year 2000 compliant. The Company is performing these upgrades and plans to complete all such upgrades on all customers covered by purchased maintenance agreements in calendar year 1999. The Company also planned the resources necessary to complete the upgrades for customers that are not currently under maintenance agreements; however, performing these upgrades is contingent upon the customers contracting with the Company to do so.

     Based on current assessments and testing, the Company does not expect year 2000 issues to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, risk exists regarding year 2000 non-compliance including, but not limited to third parties with operational importance to the Company, such as key suppliers and customers, utilities, telecommunication providers, or financial institutions, which could result in lost production, sales, or administrative difficulties on the part of the Company. The Company is not presently aware of any such situations; however, occurrences of this type, if severe, could have a material effect on the Company. Pending completion of the year 2000 assessment, the Company will finalize a contingency plan to address possible risk of year 2000 noncompliance on the Company's financial position.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company is including the following cautionary statement to take advantage of the "safe harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company, or its Management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

- Risks associated with developing gaming machines that offer technological advantages or unique entertainment features to enable the Company to effectively compete in the gaming machine market.
- Possible adverse effects upon revenues if the Company experiences delays in developing or obtaining regulatory approval of new products.
- Possible adverse effects on revenues if new products or enhancements do not gain customer acceptance.

- Possible adverse effects on revenues due to the difficulty in competing with well-established competitors in markets for the Company's products, including without limitation, casino management information systems, MSP products and gaming machines.
- Possible adverse effects on revenues associated with the dependence upon Steven A. Weiss, a key employee of the Company.
- The general profitability of the gaming industry at large can substantially affect the Company's revenues.
- Even though the Company seeks to protect its intellectual property upon which it relies to sell its products, there is the possibility of adverse affects on revenue generation if such intellectual property were not protected or available for use due to patents issued to competitors.
- Possible adverse affects related to any negative outcome of pending or threatened litigation.
- The Year 2000 Project and the date on which the Company believes it will be completed are based on Management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that there will be no delay in, or no increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, timely responses by third-parties and suppliers, and similar uncertainties. The Company's inability to implement Year 2000 changes could have an adverse effect on future results of operations.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In December, 1996, a class action complaint was filed in the UNITED STATES DISTRICT COURT, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. Three additional purported shareholder class actions were filed in 1997 in connection with the same drop in stock price following the December 16, 1996 press release. The Company won a motion to dismiss the First Amended Complaint filed by Edwards. The court, however, granted Edwards leave to amend his Complaint. On July 13, 1998, Edwards filed a Second Amended Complaint. Pending settlement, the parties stipulated to stay the Company's response to this complaint. On May 29, 1997, SCHWARTZ V. CASINO DATA SYSTEMS, was filed in the United States District Court for the District of Nevada, alleging violations of Sections 10(b) and 20(a) of the 1934 ACT and SEC Rule 10b-5 and seeking economic recovery on behalf of the same alleged class of investors. On December 16, 1997, GRANT V. CASINO DATA SYSTEMS, was filed in the District Court of the State of Nevada alleging common law fraud and seeking economic recovery on behalf of the same alleged class of investors. On December 9, 1997, GIOVANNONI V. CASINO DATA SYSTEMS, was filed in the Superior Court of the State of California in San Francisco alleging violation of California Corporations Code Sections 25400 and 25500 and California Business and Professions Code Sections 17200 and 17500. Management believes these claims were without merit, and did and would have continued to vigorously defend against them. However, due to the inherent risks and ongoing expenses of maintaining litigation, management determined it to be in the best interests of the Company to settle the claims. Subject to court approval, the parties have agreed to a settlement of all four related lawsuits, pursuant to which the Company will pay $1 million in November 1998. The Company accrued $1 million related to this settlement.

     A patron dispute was filed against the Company in connection with the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by the patron. The patron appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission's decision and ordered the Company to pay the jackpot plus interest from April 8, 1995. The Company contends the ruling is in error and has appealed the decision to the Mississippi Supreme Court. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company reduced the Cool Millions dollar Mississippi jackpot by $1,742,000. If successful on appeal, the Company would return this amount to the Company's then-existing outstanding multi-site progressive system jackpot, as directed by the Mississippi Gaming authorities. The Company has accrued $410,565 of interest expense as of September 30, 1998 toward the judgment in the event the Company loses its appeal. No hearing date has been set yet. CDS has filed its appeal brief with Mississippi Supreme Court. While the outcome of the action described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     In August of 1997, Casino Technology Incorporated ("CTI"), filed a demand for arbitration of certain issues arising out of a Cross-License Agreement between CTI and the Company pursuant to which the Company marketed the Caribbean Stud video poker game. CTI alleged that the Company failed to pay royalty fees due under the agreement. The Company has accrued approximately $2,000,000 with respect to potential obligations arising out of this agreement. The Company is contesting this amount because it believes it has been damaged as a result of certain actions and/or omissions of CTI and its principal. The Company filed its Answer and Counterclaim on October 31, 1997, alleging misrepresentation/fraudulent inducement and breach of contract on behalf of CTI. CTI filed a response to the Company's counterclaim on or about the 16th day of December, 1997. No arbitration date has been set. The case will proceed to arbitration unless settled. While the outcome of the matter is not presently determinable, management does not believe the outcome will have a material effect on the Company's financial statements as a whole.

     On May 19, 1998, Acres Gaming Corporation filed an action against the Company, Mikohn Gaming Corporation, New York New York Hotel & Casino, LLC, and Sunset Station Hotel & Casino, in the Federal Court for the State of Nevada, alleging that the Company violated certain patent rights of Acres Gaming. Acres Gaming also filed a Motion for Preliminary Injunction. The Company filed its Response to the Motion for Preliminary Injunction ("Response") along with its own Motion for Summary Judgment ("MSJ") requesting dismissal of Acres' claims. After reviewing the Company's Response and Motion for Summary Judgment, Acres withdrew their Motion for Preliminary Injunction. The Company's Motion for Summary Judgment remains on file, awaiting a hearing date to be set by the court. The Company believes this action is without merit and will continue to vigorously defend itself. While the outcome of this lawsuit is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

     The Company and its subsidiaries are also involved from time to time in other various claims and legal actions arising in the ordinary course of business including, but not limited to, administrative claims and legal actions brought in state and federal courts by patrons of the Company's MSP games, wherein the patron may allege the winning of jackpot awards or some multiple thereof. Because of the size of the jackpots that a patron may play for, related patron disputes often involve sizable claims. The loss of a sizable patron dispute claim could have a material adverse effect on the Company. However, management believes that the likelihood of success by those making such claims is remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on July 31, 1998. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

                                                    Withheld
             Nominee           In Favor            Authority
             -------           --------            ---------
          Steve A. Weiss      15,804,624           1,269,219
          Howard W. Yenke     15,816,109           1,257,734
          Diana L. Bennett    15,787,284           1,286,559
          Phil E. Bryan       15,783,811           1,290,032
          Thomas E. Gardner   15,817,199           1,256,644

Approval of amendment to the Company's 1993 Stock Option and Compensation Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 750,000 shares.


 In Favor       Opposed        Abstained     Broker Non-Vote
 --------       -------        ---------     ---------------
5,009,551      3,831,757        113,167         8,119,368


Approval of the creation of the Company's 1998 Employee Stock Purchase Plan and the reservation for issuance thereunder of 500,000 shares of the Company's Common Stock.


 In Favor       Opposed        Abstained     Broker Non-Vote
 --------       -------        ---------     ---------------
7,774,986      1,045,224        113,715         8,139,918


The descriptions provided above of the matters considered at the 1998 Annual Meeting of Shareholders are qualified in their entirety by reference to the Company's Proxy Statement related to such meeting.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:  Exhibit 27.1  Financial Data Schedule


There were no reports filed on Form 8-K for the nine month period ended September 30, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CASINO DATA SYSTEMS
                                                  Registrant



Date:     November 16, 1998              /s/ Howard Yenke
      ---------------------             ----------------------------------
                                                  Howard  Yenke
                                                  Chief Executive Officer


Date:     November 16, 1998             /s/ Lee Lemas
      ---------------------             ----------------------------------
                                                  Lee  Lemas
                                                  Chief Financial Officer
                                                  and Vice President Finance