Form 10-K405
period 1998-12-31
CASINO DATA SYSTEMS
filed 1999-03-31
CIK 898756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                            UNITED STATE SECURITIES
                            AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                    OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 0-21426

                            ------------------------

                              CASINO DATA SYSTEMS
             (Exact name of registrant as specified in its charter)

                   NEVADA                              88-0261839
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

            3300 BIRTCHER DRIVE
             LAS VEGAS, NEVADA                            89118
  (Address of principal executive offices)             (Zip Code)

                                 (702) 269-5000

              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR
                                     VALUE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    As of March 16, 1999, 18,065,897 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on March 16, 1999, was $42,229,597. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

Item 1.        Business....................................................................................           3

Item 2.        Properties..................................................................................          24

Item 3.        Legal proceedings...........................................................................          24

Item 4.        Submission of Matters to a Vote of Security Holders.........................................          26

PART II

Item 5.        Market for Registrant's Common Stock and Related Stockholder Matters........................          26

Item 6.        Selected Financial Data.....................................................................          26

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.......          27

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk..................................          36

Item 8.        Consolidated Financial Statements and Supplementary Data....................................          37

Item 9.        Changes and Disagreements with Accountants on Accounting and Financial Disclosure...........          66

PART III

Item 10.       Directors and Executive Officers of the Registrant..........................................          66

Item 11.       Executive Compensation......................................................................          66

Item 12.       Security Ownership of Certain Beneficial Owners and Management..............................          66

Item 13.       Certain Relationships and Related Transactions..............................................          66

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................          66

               Signatures..................................................................................          68

ITEM 1.  BUSINESS

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    The following discussion contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve a number of risks and uncertainties. The actual results of operations of the Company could differ materially from historical results of operations and those discussed in the forward-looking statements contained herein. Factors that could cause actual results to differ materially include, but are not limited to, those identified in the Sections below entitled, "Technology Risks and Certain Other Business Risks", "Intellectual Property Rights", "Regulation", "Item 3, Legal Proceedings" and "Item 7, Management's Discussions and Analysis of Financial Conditions and Results of Operations." In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and other forward-looking statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in a forward-looking statement, including, without limitation, the following: decline in demand for gaming products or reduction in the growth rate of new and existing markets; delays of scheduled openings of newly constructed casinos; the effect of economic conditions; a decline in the market acceptability of gaming; unfavorable public referendums or anti-gaming legislation; delays or lack of funding from regulatory agencies for gaming operations; competitive factors, such as improvements in rival player tracking system functionality or game acceptance, timing of software system products introductions and upgrades, timely development implementation, production and customer acceptance of new gaming devices in a cost effective manner, execution of the manufacturing ramp, the ability to successfully enter new market segments and manage the growth of such businesses, unanticipated costs or other adverse effects of changes in the gaming industry, a decrease in the desire of established casinos to upgrade machines in response to added competition from newly constructed casinos; changes in player appeal for gaming products; pricing pressures; changes in interest rates causing a reduction of investment income; loss or retirement of key executives; approval of pending patent applications or infringement upon others' existing patents; the effect of regulatory and governmental actions; unfavorable determination of suitability by regulatory authorities with respect to officers, directors or key employees; the limitation, conditioning or suspension of any gaming license; year 2000 issues; the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation, and other risk factors identified from time to time in the Company's SEC filings.

GENERAL

    Casino Data Systems (the "Company" or "CDS") is a designer and manufacturer of innovative technology-driven products for the gaming industry. The Company's primary products and services include the (i) design and manufacture of casino management information systems, including the Company's historical core product, the OASIS-TM- II (On-Line Accounting and Slot Information System) System and its successor, OASIS Windows-Registered Trademark- (Windows is a registered trademark of Microsoft Corporation) (collectively referred to as "OASIS"); (ii) operation of multi-site link progressive ("MSP") systems which link gaming machines in different casinos to allow patrons to compete for large, lifestyle-changing progressive jackpots; (iii) design and manufacture of innovative gaming machines and (iv) design and manufacture of meters, signs and graphics which allow the Company to offer integrated gaming systems with custom designed glass and graphics, progressive meters and customized overhead signage. The Company provides these products and services through operation of five segments: systems and services, games, recurring revenue products, signs and software. Prior to 1998, the Company also operated an additional graphics and imaging segment that sold graphics and imaging products to third parties.

    These segments contributed to consolidated revenue for each of the three years ended December 31, 1998 as follows:

                                                                          REVENUES
                                                               -------------------------------
SEGMENT                                                          1998       1997       1996
-------------------------------------------------------------  ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Systems and Services.........................................  $  23,147  $  19,314  $  36,156
Games........................................................     14,561      6,328      2,432
Recurring Revenue............................................      9,469     21,127     23,703
Signs........................................................      4,031      4,244      3,754
TurboPower...................................................      1,847      1,450      1,341
Graphics and Imaging.........................................        125      2,041      3,485
                                                               ---------  ---------  ---------
    Total....................................................  $  53,180  $  54,504  $  70,871
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Founded in 1990 by Steven Weiss, the Company's Chairman and Chief Executive Officer, the Company grew rapidly by developing and marketing technologically advanced products, including its DOS based OASIS casino management information systems and its Cool Millions-TM- MSP system, and through strategic acquisitions of businesses and technology to complement the Company's core products. Since their introduction in 1991, the Company's OASIS systems have been installed in over 117,000 gaming machines in approximately 90 casinos throughout North America. Through the marketing and enhancement of its OASIS systems, the Company has developed relationships with many major casinos in North America, which the Company believes provides it with a competitive advantage in marketing its other products and systems. In 1993, the Company developed progressive meter technology and has since expanded and diversified its operations through the acquisition of graphics, signs and software businesses. In 1994, the Company launched its Cool Millions MSP system in Mississippi and was licensed by Nevada as a manufacturer and distributor of gaming devices. The Company currently has approximately 50 proprietary video poker games, 5 proprietary video slot games, 11 traditional reel spinning slot machines and 5 "tophat" reel spinning slot machines (tophat games are traditional reel spinning slot machines with an additional wheel apparatus which is used primarily for bonusing features) for general sale in various jurisdictions.

BUSINESS STRATEGY

    The Company's objective is to become the leading designer and manufacturer of innovative technology-driven products and services to meet the gaming industry's evolving needs into the next century. To meet this goal, the Company intends to continue to enhance and refine its existing products and systems, develop new and entertaining interactive gaming devices and continue its research and development efforts to maintain its ability to offer technologically advanced products in each of its businesses and further integrate its operations to provide the best possible products and services to its customers. The Company also continually reviews all components of its business for possible improvement of future profitability and shareholder value through acquisition, divesture, reengineering or restructuring. In the fourth quarter of 1997, the Company developed and initiated a restructuring plan designed to improve the Company's cost structure, streamline operations and divest the Company of underperforming assets. Implementation of the plan resulted in certain asset impairment and losses in 1997. Although the restructuring plan had a materially adverse affect on the 1997 results of operations, management believes that the plan was necessary in order for the Company to have the ability to achieve the greatest possible profitability in the future. The key elements of the Company's strategy are described below in relation to the Company's lines of business.

                               BUSINESS SEGMENTS

SYSTEMS AND SERVICES

    CASINO MANAGEMENT INFORMATION SYSTEMS

    In order to maintain its position as a technological leader, the Company is continuing to expand the functionality of its casino management information system. The Company believes that sophisticated and reliable information systems will be a key element in the continued growth and success of the gaming industry. The Company's slot accounting and player tracking systems traditionally have been used by casinos to monitor play and to collect, integrate and analyze data from slot machines, MSP systems, video poker machines and other electronic gaming devices. The Company is expanding its slot accounting and player tracking system into a casino-wide management information system by using its technological expertise to develop software modules that allow the OASIS system to support additional casino marketing, accounting, security and maintenance functions. OASIS products introduced include Surveillance Monitor-TM-, Maintenance Monitor-TM-, SlotHOST-TM-, RapidPAGE-TM-OmniVIEW-TM-, PitBoss-TM- and ProTURBO-TM-. In addition, the Company has wireless radio frequency communication capability in its OASIS system. The Company has completed development of a Windows-Registered Trademark- and a Windows NT compatible version of OASIS. The development of these system enhancements enable OASIS to improve communications and data exchange with the customer's hotel and other information management systems. Customers have the ability to customize their casino management information systems by adding new modules and features to their existing OASIS systems as expansions or upgrades.

    The Windows compatible version of the OASIS system was completed and approved for field trial in Nevada in April 1998. The Windows compatible version utilizes NT Server operating software and incorporates all existing OASIS modules, Microsoft SQL Server relational database and third party report generators. The Windows compatible version was approved for general sale in Gaming Laboratories International, Inc. ("GLI" is an independent gaming consultant that many jurisdictions utilize to approve electronic gaming devices, systems and associated equipment) territories in October 1998 and completed its field trial and was approved for general sale in Nevada in November 1998.

    OASIS, the Company's on-line accounting and player tracking system, forms the core of the Company's casino management information system. The Company's casino management information systems are comprised of modular software applications designed to deliver real-time solutions to the gaming industry. The system uses advanced electronic monitoring equipment to collect, integrate, analyze and report data from traditional slot machines, multi-site progressive link machines, video poker and other electronic games. By linking on-line slot accounting and player tracking information, the OASIS system allows casinos to perform sophisticated and customized data analysis in real-time.

    BlackBart-TM-, the on-line slot accounting feature of the OASIS system, continuously records each coin that enters, exits, or is retained by each electronic gaming machine, monitors all jackpots and fills and calculates coin and currency drop values. This information is rapidly and continuously communicated to generate instant or "on-line" accounting of revenues and net win to casinos for all types of electronic gaming machines. An automated jackpot and fill program provides comprehensive jackpot accounting, security and control, including support for the Company's ProTURBO line of progressive jackpot meters, automatic federal and state tax withholding and automatic updates to the player tracking system. The ProTURBO central controller provides cost and operational advantages by eliminating individual controllers for each meter and by enabling casinos to control all meters from one central workstation, allowing casinos to reset meters without manually configuring each meter on the casino floor.

    Super-PlayMate-TM-, the player tracking and marketing database feature of the OASIS system, allows casino operators to collect and access real-time player marketing information. Casino marketing departments use OASIS system data to engage in target marketing, measure customer response to marketing efforts, award "comps" to good customers and to measure the cost effectiveness of various "comp" and marketing programs by comparing the expenditures with revenues generated by a player or group. To collect player information, casinos issue to slot players coded and individualized "slot club" cards which are inserted into a card reader mounted on or in the slot machines. The OASIS system records the length of play, amount bet and casino win on each machine played, enabling the casino to keep a record of gaming activity for each customer. In addition, the OASIS system can integrate manually-entered table game data with slot machine readout to produce combined player ratings.

    The OASIS system features OmniVIEW, a dynamic, real-time graphic representation of the electronic gaming floor, which provides a record of all gaming activity as it occurs. By moving a cursor around the floor plan, the user can obtain detailed current information about any slot machine and any player. Also included is a quarter-hour trend analysis that provides 15 minute snapshots of casino player activity, trend activity reports for carded and uncarded players, machine utilization and coin-in, coin-out information to help identify trends.

    The OASIS system's SlotHOST module utilizes a small hand-held portable device to provide real-time player information to users on the casino floor, alerting casino management to high activity players and helping casinos personalize their marketing. In addition, the Surveillance Monitor module is designed to assist security and surveillance personnel by flagging certain types of transactions with distinctive message or alarm attributes, while the Maintenance Monitor-TM- module provides a lifetime history of maintenance problems and procedures for each gaming machine and can be programmed to automatically page maintenance personnel and trigger work orders when certain failure codes are entered via keypad.

    The Company continues to invest in its OASIS casino management information systems to pursue its objective of technological leadership in the industry. The Company will continue to enhance existing modules and develop new modules in the future.

GAMES

    VIDEO INTERACTIVE GAMING MACHINES

    The Company has developed a proprietary video interactive gaming machine platform which supports high-speed, high resolution video displays and CD-quality stereophonic sound with advanced memory and graphics capabilities. As a result of its advanced platform, the Company is able to develop gaming devices which automatically adjust the speed of its graphics displays to match the player's speed of play, providing more rapid dealing action for fast players. The Company intends to develop additional interactive video gaming machines based on this platform and to develop more advanced platforms that will support additional graphics, animation, and other secondary game features designed to increase the entertainment value and interactivity of video gaming.

    The Company believes that its success in the video gaming business will be dependent upon its development and marketing of state-of-the-art interactive video gaming machines which will add entertainment value and encourage social interaction among players to enhance the gaming experience. To that end, the Company has developed approximately 50 video poker games, 5 video slot games and one Bandit-TM- game (see below) that are currently licensed in certain jurisdictions. In addition, the Company intends to develop new interactive video gaming devices with enhancements in production value, computer graphics and entertainment-focused secondary game features.

    The Company's first game available from its Bandit series of games is the Bandit Bingo game. The Bingo game is a five-reel video slot machine based on a bingo game. Bingo was approved for general sale in New Jersey in November 1998 and in GLI territories in December 1998. It is expected to be approved in Nevada by early second quarter 1999.

    In November 1996, the Company entered into an agreement with Prolific Publishing, Inc. ("Prolific") for the development of art to be primarily used in several innovative and interactive gaming machines collectively referred to as the Bandit series. In September 1998, the Company purchased an application program interface ("API"), game engine and various furniture, fixtures and office equipment from Prolific for $1.625 million. In addition, the transaction released the Company from its obligation to pay royalties to Prolific on sales of its Bandit games. The Company also announced that it hired 12 of Prolific's technical and managerial personnel.

    REEL SPINNING SLOT MACHINES

    The Company owns a fully paid license for Telnaes technology. The Telnaes technology can be used in reel spinning slot machines to enable the Company to create the high odds necessary to allow large progressive jackpots. The Company intends to continue to use Telnaes technology in its design and manufacture of reel spinning slot machines for general sale to casino customers and for use in its MSP systems. The Company believes that currently only a small number of entities have the right to use the Telnaes technology to produce traditional reel spinning slot machines. In addition, the Company also intends to continue to use its position as an innovative designer of gaming technology to produce reel spinning slot machines incorporating advanced graphics and innovative secondary game features. The first of which was the Company's Safe Buster-TM-game. Safe Buster, jointly marketed by the Company and Anchor Gaming, features a three reel spinning slot machine with a prominent back-lit safe dial which, when matched to a random three number combination, can "crack" a mythical safe containing a jackpot payout. To meet the gaming industry's evolving needs the Company will seek to distinguish itself from other manufacturers by offering customized interactive games that offer increased entertainment value.

RECURRING REVENUE PRODUCTS

    MSP systems link a number of gaming machines in various casinos to a central computer that allocates a portion of each wager made to one or more progressive jackpots. By linking the machines together, larger life-style changing progressive jackpots can be awarded more frequently than with stand alone machines due to the increased number of wagers contributing to the jackpot on the link. The Company had 556 games participating on its four MSP system links as of December 31, 1998.

    The Company introduced its first Cool Millions system in Mississippi in November 1994. Cool Millions is a traditional three-coin, three-reel spinning, dollar slot machine. Cool Millions offers a large primary progressive jackpot and a smaller more frequent secondary progressive jackpot. Cool Millions differs from competing MSP systems by offering an immediate cash pay out of one million coins on the primary jackpot (i.e., the base component) with the balance of the jackpot paid out as an annual annuity (i.e., the progressive component). The Mississippi Cool Millions dollars link was terminated in March 1998 due to decreased play. The meter increment amount was allocated to the Mississippi Cool Millions quarters link.

    The Company introduced its Cool Millions quarters, a quarter denomination version of Cool Millions, in Nevada in April 1996 and in Mississippi in June 1996. The Company's Cool Millions quarters MSP systems features a million coin ($250,000) initial payment on the primary jackpot, with the balance of the jackpot paid out as an annual annuity. The Company terminated the Mississippi Cool Millions Quarters link in March 1999 due to decreased play. The Company is awaiting a ruling by the Mississippi Gaming Control Board regarding the treatment of the unpaid Cool Millions quarter link jackpot prize remaining at the time the link was terminated.

    The Company introduced both its Cool Millions and Cool Millions quarters games in Native American lands in August 1996. Due to decreased play, the Company terminated the dollar denomination portion of the Cool Millions link in Native American lands in February of 1998. At the time of termination, there was no unpaid jackpot prize. The Company also terminated the Cool Millions quarters link in Native American lands in October 1998 due to decreased play. The Company transferred the Cool Millions quarter meter increment to the Native American Xtreme Jackpots link meter.

    In launching its Cool Millions system, the Company depended upon a single manufacturer to supply it with slot machines. Because the Company did not manufacture the Cool Millions games, the Company could not modify the games to respond to shifts in player appeal or competitive pressures which resulted in declining interest and erosion of product performance. As a result, in the fourth quarter of 1997, the Company decided to liquidate the Cool Millions assets through third party brokers and replace them with assets produced by the Company. As a result, the Company recognized a $9,548,000 restructuring charge to income from operations in the fourth quarter of 1997 to reduce the Cool Millions assets to the their estimated net realizable value. The Company intends on only using gaming devices manufactured by the Company for future expansion of its MSP operations. Throughout 1998, the Company liquidated these Cool Millions assets for prices at or slightly greater than their book values. As of December 31, 1998, assets with book value of approximately $19,000 remain in operation. Management expects to liquidate these remaining Cool Millions assets in 1999 and does not expect to recognize any loss on disposal.

    In pursuit of its strategy to deploy its own manufactured games on MSP links, the Company introduced its Xtreme Jackpots link in Nevada during April 1998. The Xtreme Jackpots progressive is the first to feature video slot games styled along the lines of the increasingly popular multi-line, multi-coin video games. Xtreme Jackpots is also the first multi-site progressive link to connect multiple denominations of games to the same jackpot which, in Nevada, starts at $500,000 and can be won by playing the maximum bet of $1.25 in either quarter or nickel denominations. The primary jackpot is paid out over 20 equal annual payments. The Company also introduced the Xtreme Jackpots link in Native American lands in October 1998. The primary jackpot begins at $250,000 for the Native American Xtreme Jackpots link and is paid out equally over 20 annual payments.

SIGNS

    The Company believes that single, integrated product installations offer customers a cost-effective product and are the most efficient marketing strategy for the Company's meter and sign products. The Company intends to promote the marketing of product packages including overhead signage, in-machine and overhead progressive meters.

    The Company has developed a full line of progressive meters, controllers and progressive systems. A meter is a graphics display device for progressive jackpots which displays current jackpot size to gaming patrons. The Company's ProVIEW-TM- family of meters offers in-machine and overhead text messaging, odometer jackpot effects and graphic animation sequences. The meters are available in various sizes, configurations and resolutions. A controller is a data transmission device that links gaming machines and meters into a progressive system. The Company's ProLINK-TM- line of controllers allows operation of proprietary progressive systems within one or more of a casino operator's properties. A progressive system is comprised of meters and controllers that link together slot machines, allocates a portion of each wager to a progressive jackpot and displays the current jackpot size via overhead or in-machine displays. The Company's ProSOLO one-machine progressive system enables a single slot machine to offer a progressive jackpot. The Company's ProTURBO progressive system links the ProLINK progressive technology with the OASIS II system to create a single, highly-flexible controller that manages both progressive communications and player tracking/slot accounting data collection. The ProTURBO system allows the casino operator to customize or change any of the meter-linked signs from a single networked work station, compared with competing meter-linked signs that must be changed one at a time from the casino floor. In 1998, a competitor of the Company filed two lawsuits alleging that ProTURBO violates certain patent rights of the competitor. The Company believes that these actions are without merit. See additional discussion in Item 3. Legal Proceedings.

SOFTWARE DEVELOPMENT TOOLS

    The Company's TurboPower Software subsidiary (TurboPower) develops advanced software programming tools used by software professionals to develop applications for business and industry. In the fourth quarter of 1997, the Company committed to a plan to sell the TurboPower Software subsidiary after concluding that TurboPower no longer fit within the Company's overall market strategy. Based on an estimate of future cashflows and the estimated fair value of its assets, the Company adjusted the book value of TurboPower's assets down to their fair value which resulted in a charge of $983,000 in the fourth quarter of 1997. Due to TurboPower's stronger financial performance in 1998 and to recent changes in various executive positions within the Company, current management now believes that TurboPower will be an important component of the Company's future success. Based on this, current management discontinued its search for purchase candidates for TurboPower in the fourth quarter of 1998 and reclassified these assets back to operating status.

GRAPHICS AND IMAGING

    The Company's Graphics and Imaging subsidiary designed and manufactured decorative flat glass and slot reel graphics, supplying the Company's MSP system operation and video interactive games division as well as outside slot machine manufacturers and casinos. Due to losses reported for several consecutive quarters, the Company initiated a plan in the fourth quarter of 1997 to restructure CDS Graphics and Imaging. The plan consisted mainly of discontinuing external operations and servicing only internal demand which resulted in a reduction of personnel of 23 employees and the planned disposition of equipment and inventory. The planned restructuring of CDS Graphics and Imaging resulted in a restructuring charge to income from operations in the fourth quarter of 1997 of $2,163,000 representing the amount required to write CDS Graphics and Imaging's assets down to their fair value. The Company will continue to design and manufacture decorative flat glass and slot reel graphics for the Company's MSP system operation and video interactive games division.

TECHNOLOGY AND CERTAIN OTHER BUSINESS RISKS

    RISKS OF NEW AND EXPANDING BUSINESSES; RAPIDLY CHANGING TECHNOLOGY

    The Company is continuing to expand and diversify its business by developing and introducing new products that complement and enhance the Company's existing businesses. The Company faces the risks, expenses and difficulties frequently encountered by new and rapidly expanding businesses, including, but not limited to, fluctuating cash flow, initial high development costs of new products without corresponding sales, pending receipt of regulatory approvals and market introduction and acceptance of new products. Of course, there is no assurance that the Company's new products will be accepted in the marketplace or that regulatory approvals will be obtained. Furthermore, in each area of the Company's business, the Company will need to manage the transition to higher volume operations, entry into new markets, control of overhead expense and the addition, training and management of qualified personnel.

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

    RELIANCE ON KEY CUSTOMERS

    The Company has historically maintained strong business relationships with several key casino customers including, but not limited to, Boyd Gaming; Circus Circus Enterprises; Foxwoods; Park Place Entertainment Corporation, successor to Grand Casinos; Mirage Resorts; Showboat and Station Casinos which have, in certain periods, accounted for a material amount of the Company's sales. These entities accounted for approximately 25%, 36% and 33% of the Company's total sales during the fiscal years ended December 31, 1998, 1997 and 1996, respectively. While each sale of casino management information systems and other large product contracts are negotiated independently and do not occur with specific frequency, the loss or reduction of a major customer could have a material adverse impact on the financial results of the Company. There can be no assurance that the Company will maintain strong business relationships with its key customers in the future.

COMPETITION

    The market for casino management information systems, MSP systems, gaming machines and each of the Company's other products are difficult markets in which to compete and there are a number of established, well-financed and well-known companies that compete with each of the products and services offered by the Company. IGT in particular enjoys a significant domestic and international market position in the Company's primary markets, including casino management information systems, gaming machines and MSP systems. The Company has established a meaningful market share in casino management information systems in North America and modest market penetration in multi-site progressives within Nevada, Mississippi and on Native American lands.

    The Company also competes with several other competitors in one or more areas of the Company's markets, including Alliance Gaming (Bally Gaming International), Anchor Technologies, Sigma Gaming, Universal Distributing, Mikohn, WMS Gaming, Acres Gaming, Silicon Gaming, Aristocrat, Atronic, Unidesa, Gaming Systems International, Lodging Systems, Inc. and Yesco. The development of a successful new product or product design by a competitor could adversely affect sales of the Company's products and, although the Company would endeavor to respond quickly with its own competing products, no assurance can be made that a significant new product designed by a competitor would not have a material adverse effect on the Company's results of operations.

MARKETING AND SALES

    The Company has approximately 34 full time sales and marketing staff focusing on the sales of OASIS casino management information systems, MSP games, games, signs and meters. The Company's TurboPower Software subsidiary sells its products primarily by telephone and the Internet. In addition to its corporate headquarters in Las Vegas, Nevada, the Company maintains regional sales and support offices in Sparks, Nevada, Gulfport and Tunica, Mississippi; Atlantic City, New Jersey and Plymouth, Minnesota.

INTELLECTUAL PROPERTY RIGHTS

    The Company's business is dependent upon its ability to protect its proprietary software, hardware and other intellectual property. The Company relies primarily on a combination of non-disclosure agreements for its key employees and other third parties, license agreements and nondisclosure agreements with its customers and suppliers and trade secret protection to protect such intellectual property. Despite the Company's precautions, it may be possible for unauthorized parties to copy or to possibly reverse engineer certain portions of the Company's products or to obtain and use information that the Company believes is proprietary. Therefore, there is no assurance that precautionary steps taken by the Company in this regard will be adequate to deter misappropriation of its intellectual property or independent third party development of functionally equivalent products or that the Company can meaningfully protect its rights to such proprietary intellectual property. The Company has applied for patents covering certain aspects of its MSP systems and gaming devices. There is no assurance that such patents will be issued, or, if issued, will offer meaningful protection of such intellectual property. In addition, whether or not such patents are issued, others may hold or receive patents which contain claims having a scope that covers products developed by the Company. Furthermore, there can be no assurance that others have not developed or will not develop similar products or technology, duplicate any of the Company's products or technology, or design around any patents licensed or granted to the Company, or any patents that may be issued in the future to the Company.

EMPLOYEES

    As of December 31, 1998, the Company had approximately 385 full-time employees, approximately 70 of whom were software or hardware engineers. The majority of the remaining employees are engaged in technical support and customer service, production, field installation and support, sales and marketing and administration. The Company also uses a temporary agency to provide skilled workers for light manufacturing and assembly during high-demand manufacturing periods. The Company is not currently subject to a collective bargaining agreement and believes that its employee relations are good.

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

    The Company's OASIS casino information management systems and related meters, controllers and progressive systems are generally classified as "associated equipment." "Associated equipment" is equipment that is not classified as a "gaming device," but which has such an integral relationship to the conduct of licensed gaming that regulatory authorities have discretion to require suppliers of such systems to meet licensing suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Associated equipment generally must be approved in advance by the regulatory authorities for its use at licensed locations within the jurisdiction. The Company or its distributor has complied in all material respects with the associated equipment approval process in each jurisdiction in which it has sold OASIS systems.

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

    On November 4, 1996, the Company was granted a Casino Service Industry License by the NJCCC. In order for this license to be maintained, the Company's officers, directors and key employees and all beneficial owners of more than five percent (5%) of the Company's Common Stock must be found qualified by the NJCCC. In order to be found qualified, the Company, its officers, directors, key employees and five percent (5%) stockholders must demonstrate by clear and convincing evidence their good character, honesty and integrity, their financial stability, integrity and responsibility, and their business ability. Any other stockholder or other person associated with the Company who the NJCCC deems appropriate, in its discretion, is also required to be qualified. If a person is required to and fails to submit to qualification or submits to qualification and is found disqualified by the NJCCC, the NJCCC may prohibit casinos in New Jersey from doing business with the Company. While the investigation by the NJDGE is pending, there is no assurance that the Company or any of its directors, officers, key persons or five percent (5%) shareholders will be found qualified or suitable for licensure.

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

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

    Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, certain recapitalizations and stock repurchases by the Company, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of the Company must satisfy the Mississippi Commission with respect to a variety of stringent standards prior to assuming control of such company. The Mississippi Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

    Neither the Company nor any subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of the Company and its affiliates. The current policy of the Mississippi Commission has been to grant a waiver from this approval requirement. CDS Gaming Company has received a waiver from the approval requirement of the Mississippi Commission to operate in Nevada. The Mississippi Commission will need to approve or grant a waiver from the approval requirement for the Company's or its subsidiaries' future gaming operations outside Mississippi or Nevada prior to engaging in such future operations.

    If it were determined that the Mississippi Act or a gaming regulation was violated by the Mississippi Subsidiaries, the licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures, which action, if taken, could materially adversely affect the Company's manufacturing, distribution and inter-casino linked system.

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

    In addition to the foregoing, two federal statutes may have applicability to commercial gaming contracts with Native American tribes:

l. Title 25, Section 81, of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value...in consideration of services for said Indians relative to their lands...unless such contract or agreement be executed and approved" by the Secretary or his or her designee. Agreements for services relative to Native American lands which fail to conform with the requirements of this section will be void and unenforceable, and all money or other things of value paid under such void agreements is subject to judicial forfeiture in litigation, which can be brought by any person, in the name of the United States of America. In the Company's opinion, its sales contracts are not for services, and therefore Title 25, section 81, of the United States Code does not apply to the Company's contracts. The Company also believes that its sales of its OASIS II systems are not "relative to Native American lands" because, although the Company's products ultimately may be used on Native American lands, the products themselves are not related to such lands, and give the Company no control over such lands. To date, the Secretary has not asserted that agreements for the sale of goods to Indian tribes require his approval under Title 25, Section 81, United States Code.

2. Title 25, Sections 261-264, United States Code (the "Indian Trader Licensing Act" or "ITLA") creates a licensing requirement, and states that "any person other than an Indian of the full blood who shall attempt to reside in the Indian country, or on any Indian reservation, as a trader, or to introduce goods, or to trade therein, without such license, shall forfeit all merchandise offered for sale to the Indians or found in his possession, and shall moreover be liable to a Penalty of $500..." The applicability of ITLA to the Company's sale of systems on Native American reservations are unclear. The Company has not obtained a license under ITLA because the Company believes that (i) ITLA does not apply to the sale of gaming equipment, (ii) ITLA has been superseded by IGRA; and (iii) ITLA may have no applicability to any transaction, since the Secretary has adopted no regulatory mechanism to implement ITLA.

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

ITEM 2.  PROPERTIES

    The Company owns a 140,000 square foot office, production, warehouse and distribution facility in Las Vegas, Nevada where it houses its administrative, sales, engineering, research and development and Nevada MSP system support staff. The Company also leases an adjacent 45,000 square foot facility which houses its sign business and occupies an approximate 6,000 square foot building that formerly housed its electronic prepress services.

    The Company purchased two additional buildings adjacent to its main facility. Both facilities, one of which is approximately 9,100 square feet and the other facility is approximately 8,450 square feet, are being offered for sale.

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

ITEM 3.  LEGAL PROCEEDINGS

    In December, 1996, a class action complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. Three additional purported shareholder class actions were filed in 1997 in connection with the same drop in stock price following the December 16, 1996 press release. The Company won a motion to dismiss the First Amended Complaint filed by Edwards. The court, however, granted Edwards leave to amend his Complaint. On July 13, 1998, Edwards filed a Second Amended Complaint. Pending settlement, the parties stipulated to stay the Company's response to this complaint. On May 29, 1997, SCHWARTZ V. CASINO DATA SYSTEMS, was filed in the United States District Court for the District of Nevada, alleging violations of Sections 10(b) and 20(a) of the 1934 ACT and SEC Rule 10b-5 and seeking economic recovery on behalf of the same alleged class of investors. On December 16, 1997, GRANT V. CASINO DATA SYSTEMS, was filed in the District Court of the State of Nevada alleging common law fraud and seeking economic recovery on behalf of the same alleged class of investors. On December 9, 1997, GIOVANNONI V. CASINO DATA SYSTEMS, was filed in the Superior Court of the State of California in San Francisco alleging violation of California Corporations Code Sections 25400 and 25500 and California Business and Professions Code Sections 17200 and 17500. Management believes these claims were without merit, and would have continued to vigorously defend against them. However, due to the inherent risks and ongoing expense of maintaining litigation, management determined it to be in the best interests of the Company to settle the claims.

Subject to court approval, the parties have agreed to a settlement of all four related lawsuits, pursuant to which the Company paid $1 million in November 1998. The related charge is reflected as loss from shareholder suit in the consolidated statement of operations.

    A patron dispute was filed against the Company in connection with the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by the patron. The patron appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission's decision and ordered the Company to pay the jackpot plus interest from April 8, 1995. The Company contends the ruling is in error and has appealed the decision to the Mississippi Supreme Court. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company reduced the Cool Millions dollar Mississippi jackpot by $1,742,000. The Company has accrued the entire jackpot amount plus $360,000 of interest expense as of December 31, 1998 toward the judgment, in the event the Company loses its appeal. CDS has filed its appeal brief with the Mississippi Supreme Court. The matter is set for oral argument in front of the Mississippi Supreme Court. While the outcome of the action described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

    In August of 1997, Casino Technology Incorporated ("CTI"), filed a demand for arbitration of certain issues arising out of a Cross-License Agreement between CTI and the Company pursuant to which the Company marketed the Caribbean Stud video poker game. CTI alleged that the Company failed to pay royalty fees due under the agreement. The Company had accrued approximately $2,000,000 as of December 31, 1997 with respect to potential obligations arising out of this agreement. The Company contested this amount because it believed it had been damaged as a result of certain actions and/or omissions of CTI and its principal. The Company filed its Answer and Counterclaim on October 31, 1997, alleging misrepresentation/ fraudulent inducement and breach of contract on behalf of CTI. CTI filed a response to the Company's counterclaim. Due to the inherent risks and ongoing expense of maintaining litigation, management determined it to be in the best interest of the Company to settle this matter, pursuant to which the Company agreed to pay CTI approximately $1,880,000. The accrual has been adjusted as of December 31, 1998 to reflect the settlement amount.

    On May 19, 1998, Acres Gaming Corporation filed an action against the Company, Mikohn Gaming Corporation, New York New York Hotel & Casino, LLC, and Sunset Station Hotel & Casino, in the Federal Court for the State of Nevada, alleging that the Company's ProTurbo Software module violated certain patent rights of Acres Gaming. Acres Gaming also filed a Motion for Preliminary Injunction, which was later withdrawn by Acres. The Company has answered the lawsuit asserting defenses and counterclaims seeking a declaration of invalidity, noninfringement and unenforceability of the patent asserted. The Company believes this action is without merit and will continue to vigorously defend itself. While the outcome of this lawsuit is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

    On November 17, 1998, Acres filed a second lawsuit against the Company alleging that the Company's ProTurbo Software module violates certain patent rights of a second Acres patent. CDS has filed an answer and a counterclaim seeking a declaration of invalidity, noninfringement and unenforceability of the patent asserted. The Company has filed additional counterclaims for alleged patent misuse, spoliation of evidence, antitrust violations and unfair competition. The Company believes that this action is without merit and will continue to vigorously defend itself. While the outcome of this lawsuit is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

    The Company and its subsidiaries are also involved from time to time in other various claims and legal actions arising in the ordinary course of business including, but not limited to, administrative claims and legal actions brought in state and federal courts by patrons of the Company's MSP games, wherein the patron may allege the winning of jackpot awards or some multiple thereof. Because of the size of the jackpots that a patron may play for, related patron disputes often involve sizable claims. The loss of a sizable patron dispute claim could have a material adverse effect on the Company. However, management believes that the likelihood of success by those making such claims is remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended December 31, 1998.

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

                                                                                              HIGH        LOW
                                                                                            ---------  ---------
1997
  First Quarter...........................................................................       8.75       4.69
  Second Quarter..........................................................................       5.38       3.44
  Third Quarter...........................................................................       7.63       3.38
  Fourth Quarter..........................................................................       6.88       2.50

1998
  First Quarter...........................................................................       4.56       2.94
  Second Quarter..........................................................................       4.19       2.63
  Third Quarter...........................................................................       3.13       1.63
  Fourth Quarter..........................................................................       2.69       1.25

    On March 1, 1999, the last reported sale price of the common stock was $2 1/4. As of February 28, 1998, the Company had approximately 311 holders of record.

    The Company has never declared or paid any cash dividends on its common stock and the Board of Directors intends to retain all earnings, if any, for the use in the Company's business for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

    The selected data presented below should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected data presented below under the captions "Consolidated Statement of Operations Data" for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and "Consolidated Balance Sheet Data" as of the end of each of the years in the five-year period ended December 31, 1998 are derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998 and the report thereon, are included elsewhere in this Form 10-K. All share and per share data have been adjusted for a 3 for 2 stock split effected on October 11, 1995 to shareholders of record on September 25, 1995 and an additional 3 for 2 stock split effected on February 27, 1996 to shareholders of record as of February 20, 1996.

                                                                           YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------
                                                             1998        1997        1996       1995       1994
                                                           ---------  -----------  ---------  ---------  ---------
Consolidated Statement of Operations Data:
Total revenues...........................................     53,180       54,504     70,871     32,894     27,297
Total costs and expenses.................................     53,934       96,790     68,901     26,653     18,087
                                                           ---------  -----------  ---------  ---------  ---------
(Loss) income from operations............................       (754)     (42,286)     1,970      6,241      9,210
Total other income (expense).............................      1,620         (499)     5,077        885        880
                                                           ---------  -----------  ---------  ---------  ---------
Income (loss) before income taxes........................        866      (42,785)     7,047      7,126     10,090
Income tax (benefit) expense.............................     (1,647)      (3,070)     2,232      2,394      3,555
                                                           ---------  -----------  ---------  ---------  ---------
  Net income (loss)......................................  $   2,513  $   (39,715) $   4,815  $   4,732  $   6,535
                                                           ---------  -----------  ---------  ---------  ---------
                                                           ---------  -----------  ---------  ---------  ---------
  Basic net income (loss) per common share(1)............  $    0.14  $     (2.20) $    0.29  $    0.35  $    0.51
  Diluted net income (loss) per common share(1)..........  $    0.14  $     (2.20) $    0.28  $    0.34  $    0.50
  Shares used in basic per share calculation(1)..........     18,066       18,043     16,892     13,572     12,860
  Shares used in diluted per share calculations(1).......     18,105       18,043     17,485     13,876     13,114

                                                                                 DECEMBER 31,
                                                            ------------------------------------------------------
                                                              1998       1997        1996       1995       1994
                                                            ---------  ---------  ----------  ---------  ---------
Consolidated Balance Sheet Data:
Cash and cash equivalents.................................  $  13,252  $  27,873  $   21,482  $  13,157  $  14,083
Working capital...........................................     39,967     41,514      58,226     23,136     29,950
Total assets..............................................     99,010     96,956     125,422     60,307     43,296
Total liabilities.........................................     32,870     33,329      22,246     12,239      2,155
Total term debt, including current portion................        211      2,454       4,482      4,304        588
Total shareholders' equity................................     66,140     63,627     103,177     48,068     41,141

------------------------

(1) The earnings per share numbers for years prior to 1997 were restated in 1997 to conform to the new requirements of Statement of Financial Accounting Standard No. 128 "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    REVENUES

    Total revenues decreased to $53,180,000 for the twelve months ended December 31, 1998 from $54,504,000 for the same period in 1997, a decrease of $1,324,000 or 2%. This decrease is primarily attributable to a decrease in revenues from recurring revenue products of $11,658,000 partially offset by increases in systems and services sales of $3,833,000 and games sales of $8,233,000.

    System and services revenues increased to $23,147,000 for the twelve months ended December 31, 1998 from $19,314,000 for the same period in the prior year, an increase of $3,833,000 or 20%. The Company experienced an increase in OASIS systems sales in 1998 compared to 1997 due primarily to the increase in the demand for new systems. Among the key factors affecting new OASIS systems orders are the rate of growth in the gaming industry and replacement of existing systems. Although the Company believes that the market for its system is strong, the continued existence and expansion of gaming markets is dependent upon political, legal and other factors which are beyond the control of the Company. Notable quarterly variations in revenue and income may occur since casino management information systems constitute a primary source of revenue.

    Revenues from game sales increased to $14,561,000 for the twelve months ended December 31, 1998 from $6,328,000 for the same period in the prior year, an increase of $8,233,000 or 130%. The increase in game sales is due primarily to an expanded, and more popular, portfolio of game models available for sale.

    Revenues from recurring revenue products decreased to $9,469,000 for the twelve months ended December 31, 1998 from $21,127,000 for the same period in the prior year, a decrease of $11,658,000 or 55%. This decrease in revenues is primarily attributable to the termination of the Caribbean Stud Video Poker link in October 1997, the termination of the Native American Cool Millions Dollar link in February 1998 and the termination of both the Nevada and Mississippi Cool Millions Dollar links in April 1998, partially offset by the increase in revenue from the Nevada and Native American Xtreme links which were launched in 1998. The number of recurring revenue units was 556 at December 31, 1998 as compared to 599 at December 31, 1997.

    Revenues from signs decreased to $4,031,000 for the twelve months ended December 31, 1998 from $4,244,000 for the same period in the prior year, a decrease of $213,000 or 5%.

    Revenues from software development tools increased to $1,847,000 for the twelve months ended December 31, 1998 from $1,450,000 for the same period in the prior year, an increase of $397,000 or 27%. This increase is primarily attributable to new products released in 1998.

    Revenues from graphics and imaging decreased to $125,000 for the twelve months ended December 31, 1998 from $2,041,000 for the same period in 1997, a decrease of $1,916,000 or 94%. This decrease is due to the restructuring of this business unit resulting in the termination of external sales in the fourth quarter of 1997. The $125,000 of revenue in 1998 represents fulfillment of orders from 1997 and liquidation of inventory. The Company does not expect to realize revenues from this business unit in future years.

    GROSS MARGIN

    Total cost of goods sold decreased from $39,212,000 for the twelve months ended December 31, 1997, to $28,398,000 for the same period in 1998, a decrease of $10,814,000 or 28%. Consolidated gross margin increased from $15,292,000 for the twelve months ended December 31, 1997 to $24,782,000 for the same period in 1998. Consolidated gross margin as a percentage of revenues increased from 28% for the twelve months ended December 31, 1997 to 47% for the same period in 1998. The increase in gross margin is primarily attributable to the increase in the percentage of revenue derived from system and services sales which generally produce higher margins.

    Systems and services gross margin increased from $4,020,000 for the twelve months ended December 31, 1997 to $15,995,000 for the same period in 1998, an increase of $11,975,000 or 298%. This increase is primarily attributable to the increase in software sales which generally have a higher gross margin than other systems and service products and to the effect of the inventory write-down in the fourth quarter of 1997 which did not occur in 1998.

    Gross margin contributed from games increased to $1,261,000 for the twelve months ended December 31, 1998 from $380,000 for the same period in the prior year, an increase of $881,000 or 232%. This increase in primarily attributable to an increase in revenues and in the sale of products with a higher gross margin in 1998 compared to those sold in same period in 1997.

    Gross margin contributed by recurring revenue products decreased to $3,520,000 for the twelve months ended December 31, 1998 from $7,127,000 for the same period in the prior year, a decrease of $3,607,000 or 51%. This decrease is primarily attributable to the termination of several multi-site progressive links during the twelve months ended December 31, 1998 and to decreased play in general.

    Gross margin from signs increased to $2,335,000 for the twelve months ended December 31, 1998 from $1,539,000 for the same period in the prior year, an increase of $796,000 or 52%. This increase is primarily attributable to an increase in sales of higher margin meter products and to increased cost control and production efficiencies.

    Gross margin from the sale of software development tools increased to $1,764,000 for the twelve months ended December 31, 1998 from $1,286,000, an increase of $478,000 or 37%. This increase is primarily attributable to increased revenues.

    Gross margin from graphics and imaging products decreased to a loss of $93,000 for the twelve months ended December 31, 1998 from gross margin of $940,000 for the same period in the prior year, a decrease of $1,033,000 or 110%. This decrease is primarily attributable to the virtual elimination of sales from this segment in the fourth quarter of 1997.

    OPERATING EXPENSES

    Operating expenses decreased from $57,578,000 for the twelve months ended December 31, 1997, to $25,536,000 for the same period in 1998, a decrease of $32,042,000 or 56%. Operating expenses decreased from $36,541,000, excluding the restructuring and impairment charge, for the twelve months ended December 31, 1997, to $24,536,000, excluding the $1,000,000 charge for the loss from the shareholders suit, for the same period in 1998, a decrease of $12,005,000 or 33%. Operating expenses decreased as a percentage of revenues from 106% for the twelve months ended December 31, 1997, to 48% for the same period in 1998.

    Selling, general and administrative expenses decreased from $23,306,000 for the twelve months ended December 31, 1997, to $17,722,000 for the same period in 1998, a decrease of $5,584,000 or 24%. Selling, general and administrative expenses as a percentage of revenues decreased from 43% for the twelve months ended December 31, 1997, to 33% for the same period in 1998. These decreases are due to overall cost reductions in virtually every component of selling, general and administrative expenses during the twelve months ended December 31, 1998 as compared to the same period in 1997 with the largest decreases coming from decreases in headcount, travel expenses, outside consulting and advertising.

    The provision for doubtful accounts decreased from $3,717,000 for the twelve months ended December 31, 1997 to zero for the same period in 1998. The decrease is attributable to better collections of accounts receivable in 1998 which resulted in lower balances of accounts receivable considered to be uncollectible.

    Research and development expenses decreased from $3,959,000 for the twelve months ended December 31, 1997, to $3,827,000 for the same period in 1998, a decrease of $132,000 or 3%. The decrease is primarily attributable to a decrease in lab and prototype expenses. Major expenditures during the twelve months ended December 31, 1998 primarily included the development of additional video interactive games and the completion of development of the Windows compatible version of the OASIS II system. Research and development expenses as a percentage of revenues remained stable at 7% for the twelve months ended December 31, 1997, and 1998.

    Restructuring and impairment charges of $21,037,000 for the twelve months ended December 31, 1997 did not occur in 1998.

    Depreciation and amortization decreased from $5,559,000 for the twelve months ended December 31, 1997, to $2,987,000 for the same period in 1998. The decrease is primarily due to the decreased fixed asset balance as a result of the restructuring and impairment charges in the fourth quarter of 1997.

    OTHER INCOME (EXPENSE)

    Other income is comprised of rental, interest, offset by interest expense, and other forms of income that are not the result of core operations. Other income increased from net expense of $499,000 for the twelve months ended December 31, 1997, to income of $1,620,000 for the same period in 1998. The increase is primarily due to the loss on disposal of assets of $1,888,000 recorded in 1997 with only $60,000 in 1998.

    INCOME TAX BENEFIT

    Income tax benefit decreased from a benefit of $3,070,000 for the twelve months ended December 31, 1997 to a benefit of $1,647,000 for the same period in 1998. Although the Company recorded income before taxes for the year ended December 31, 1998, it still received an income tax benefit of $1,647,000 for the twelve months ended December 31, 1998. This benefit is primarily attributable to a larger than expected refund from the 1997 federal income tax return of $630,000, the income tax refund expected from the 1998 federal income tax return of $580,000 and the favorable change in the Company's net deferred tax asset resulting in a decrease in income tax expense of $516,000, partially offset by state income taxes of $80,000.

    NET INCOME (LOSS)

    Net income (loss) increased from a loss of $39,715,000 for the twelve months ended December 31, 1997, to income of $2,513,000 for the same period in 1998, an increase of $42,228,000 or 106%. The increase in net income is a result of the matters discussed above.

1997 RESTRUCTURING AND IMPAIRMENT

    In the fourth quarter of 1997, the Company developed a restructuring plan that encompassed nearly the entire organization and resulted in a charge to income from operations of $14,998,000. Additionally, the Company recorded impairment charges totaling $6,039,000. The components of the restructuring and impairment charge which aggregated $21,037,000 are as follows:

SYSTEMS AND SERVICES

    In the fourth quarter of 1997, the Company created and began implementing a plan to accelerate the development of the Windows compatible version of its OASIS II system. Substantially all engineering resources were reassigned to the Windows project and several DOS based projects in development were abandoned. These abandoned projects will not be completed and have no residual value. Capitalized costs associated with the abandoned DOS projects totaled $1,200,000. These costs were written off and were included as restructuring and impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 1997.

COOL MILLIONS

    In response to increasing competitive pressure, declining customer interest and erosion in product performance, the Company decided to replace existing Cool Millions operating assets. Operation of these links contributed $19,183,000 in revenues and $7,480,000 of gross margin during the twelve months ended December 31, 1997. The gaming devices had book value of $5,000,000 before recognition of any restructuring charge. Fair values of these gaming devices were determined through discussion with third party used gaming equipment dealers. A charge of $4,206,000 is included in restructuring and impairment charges in the consolidated statement of operations for the year ended December 31, 1997 to reduce the book value of the assets to their fair value. Throughout 1998, the Company liquidated these Cool Millions assets for prices at or slightly greater than their book values. As of December 31, 1998, assets with book value of approximately $19,000 remain in operation. Management expects to liquidate these remaining Cool Millions assets in 1999 and does not expect to recognize any loss on disposal.

    The customized nature and aged design of the Cool Millions signage and peripheral assets impair their fair value such that no material residual sales value is expected. There is also no anticipated future operational use to the Company. As a result, signage with a book value of $3,540,000 and peripheral assets with a book value of $1,803,000 were written down to a fair value of zero. These charges totaled $5,343,000 and are included in restructuring and impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 1997.

CARIBBEAN STUD VIDEO POKER

    The Company terminated the Caribbean Stud video poker link in October 31, 1997 due to the combination of lower than expected revenues and a fixed royalty accruing to the licensor of the Caribbean Stud game technology (CTI). The operation of this link contributed $1,944,000 in revenue and resulted in a negative gross margin of $352,000 for the ten months ended October 31, 1997. The gaming machines will be converted into other video poker programs and sold as used equipment. The signage and other peripheral assets were customized for the Caribbean Stud video poker link; therefore, they offer no future operating use to the Company. The customized nature and aged designs of the signage and peripheral assets impair their value such that no material residual value is expected. As such, their carrying values were written down to zero through a charge of $1,104,000 which is included in restructuring and impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 1997.

CDS GRAPHICS & IMAGING

    In the fourth quarter of 1997, the Company restructured the Graphics and Imaging subsidiary to eliminate all sales operations. The subsidiary now operates to satisfy internal demand only. Operation of this subsidiary contributed $2,041,000 in revenue and resulted in a net loss of $43,000 for the twelve months ended December 31, 1997 before restructuring and impairment charges. The subsidiary's ongoing operations will be limited to production of graphic art and flat glass for use only in CDS manufactured gaming devices. The restructure included a reduction in personnel of 23 employees and calls for the disposition of all equipment determined to be nonessential in producing to satisfy internal demand. The restructuring resulted in the recognition of an expected loss on disposal, the elimination of goodwill and the write-off of finished goods inventory.

    Assets representing nonessential equipment with book value of $1,526,000 have been written down to their estimated fair value of $525,000. The fair value was determined through discussion with used equipment brokers. The balance of associated goodwill of $671,000 is not considered recoverable and has been written down to zero. Additionally, finished goods inventory of $490,000 have been written down to zero. The finished goods inventory represents replacement glass for previously processed customer orders which would normally be sold in small lots as replacement supplies are needed. Without an external sales force, and since customers generally prefer to purchase such replacement glass only when needed, the Company does not expect to realize any material recoverable value from the inventory. These write downs total $2,162,000 and are included in restructure and impairment charges in the consolidated statement of operations for the year ended December 31, 1997.

TURBOPOWER SOFTWARE

    In the fourth quarter of 1997, the Company committed to a plan to divest its TurboPower Software subsidiary (TurboPower). Operation of this subsidiary contributed $1,450,000 in revenues and resulted in a net loss of $595,000 for the twelve months ended December 31, 1997. TurboPower was purchased in January 1995 to assist in development of general products and the Windows compatible version of the OASIS system specifically. The Windows development effort by TurboPower was ceased in the third quarter of 1997. In the fourth quarter of 1997, management concluded that TurboPower no longer fit within the Company's overall market strategy and made the decision to actively pursue a buyer. Based on an estimate of future cashflows and the estimated fair value of its assets, the Company adjusted the book value of TurboPower's assets to down to their fair value which resulted in a charge of $983,000. This charge is included in restructuring and impairment charge in the consolidated statement of operations for the year ended December 31, 1997. Due to TurboPower's stronger financial performance in 1998 and to recent changes in various executive positions within the Company, current management now believes that TurboPower will be an important component of the Company's future success. Based on this, current management discontinued its search for purchase candidates for TurboPower in the fourth quarter of 1998 and reclassified its assets back to operating status.

IMPAIRMENT LOSS

    In December 1997, the Company recorded a non-cash accounting charge related to the impairment of certain long-lived assets as required by SFAS 121 in the amount of $6,039,000. The impairment loss charge is comprised of three components: (i) a charge of $4,401,000 related to capitalized amounts for payments to a third party for game enhancements that were significantly behind schedule, materially jeopardizing the possibility of recovering these costs,
(ii) a charge of $1,118,000 based on the cashflow projections for CDS Signs, Inc. which indicated that the subsidiary will not generate enough cash to recover the $1,118,000 in goodwill and (iii) a charge of $520,000 related to the capitalized costs associated with a completed module application of the OASIS system from which no revenues have yet been realized, expected future cash flows are not sufficient to recover the associated capitalized costs and the net realizable value is zero.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

    REVENUES

    Total revenues decreased from $70,871,000 for the year ended December 31, 1996, to $54,504,000 for the same period in 1997, a decrease of $16,367,000 or 23%. The decrease in total revenues is primarily attributable to the $16,842,000 decrease in system sales for the twelve months ended December 31, 1997, as compared to the same period in 1996.

    Revenues from systems and services decreased to $19,314,000 for the twelve months ended December 31, 1997 from $36,156,000 for the same period in the prior year, a decrease of $16,842,000 or 47%. This decrease in revenues is primarily attributable to the decrease in new casino openings and decrease in demand from existing casinos for new systems.

    Revenues from games increased to $6,328,000 for the twelve months ended December 31, 1997 from $2,432,000 for the same period in the prior year, an increase of $3,896,000 or 160%. This increase is primarily attributable to an increased portfolio of game models available for sale.

    Revenues from recurring revenue products decreased from $23,703,000 for the year ended December 31, 1996, to $21,127,000 for the same period in 1997. This decrease is primarily attributable to the decrease in the number of operational units from 1,201 at December 31, 1996, to 599 at December 31, 1997 and overall lower levels of play on the Company's progressive games.

    Revenues from signs increased to $4,244,000 for the twelve months ended December 31, 1997 from $3,754,000 for the same period in the prior year, an increase of $490,000 or 13%. This increase is primarily attributable to an increase in demand for sign products.

    Revenues from software development tools increased to $1,450,000 for the twelve months ended December 31, 1997 from $1,341,000 for the same period in the prior year, an increase of $109,000 or 8%.

    Revenues from Graphics & Imaging decreased to $2,041,000 for the twelve months ended December 31, 1997 from $3,485,000 for the same period in the prior year, a decrease of $1,444,000 or 41%. This decrease is primarily attributable to increased capacity utilized to fulfill internal demand.

    GROSS MARGIN

    Total costs of good sold increased from $38,620,000 for the twelve months ended December 31, 1996, to $39,212,000 for the same period in 1997, an increase of $592,000 or 2%. Gross margin decreased from $32,251,000 for the twelve months ended December 31, 1996 to $15,292,000 for the same period in 1997. Gross margin as a percentage of revenues decreased from 46% for the twelve months ended December 31, 1996 to 28% for the same period in 1997. The decrease in gross margin is primarily attributable to the decrease in total revenues, the decrease in the percentage of total revenue derived from system and services sales and the inventory write off of $3,500,000 recorded in the fourth quarter of 1997.

    Gross margin contributed by systems and services decreased to $4,020,000 for the twelve months ended December 31, 1997 from $17,383,000 for the same period in the prior year, a decrease of $13,363,000 or 77%. This decrease in primarily attributable to decreased revenues and the effects of the inventory write off for the twelve months ended December 31, 1997 as compared to the same period in 1996.

    Gross margin from games decreased to $380,000 for the twelve months ended December 31, 1997 from $505,000 for the same period in the prior year, a decrease of $125,000 or 25%. This decrease is primarily due to increases sales of games with a lower gross margin for the twelve months ended December 31, 1997 as compared to the same period in the prior year.

    Gross margin from recurring revenue products decreased to $7,127,000 for the twelve months ended December 31, 1997 from $8,690,000 for the same period in the prior year, a decrease of $1,563,000 or 18%. This decrease is primarily attributable to decreased revenues for the twelve months ended December 31, 1997 compared to the same period in 1996.

    Gross margin from signs decreased to $1,539,000 for the twelve months ended December 31, 1997 from $2,107,000 for the same period in the prior year, a decrease of $568,000 or 27%. This decrease is primarily attributable to sales mix.

    Gross margin from software development tools increased to $1,286,000 for the twelve months ended December 31, 1997 from $1,094,000 for the same period in the prior year, an increase of $192,000 or 18%. This increase is primarily attributable to increased sales for the twelve months ended December 31, 1997 compared to the same period in 1996 combined with overall stronger gross profit margin percentages during 1998.

    Gross margin from graphics and imaging decreased to $940,000 for the twelve months ended December 31, 1997 from $2,472,000 for the same period in the prior year, a decrease of $1,532,000 or 62%. This decrease is primarily attributable to lower revenues and an increase in smaller, lower gross margin jobs for the twelve months ended December 31, 1997 as compared to the same period in 1996.

    OPERATING EXPENSES

    Operating expenses increased from $30,281,000 for the twelve months ended December 31, 1996, to $57,578,000 for the same period in 1997, an increase of $27,297,000 or 90%. Operating expenses increased as a percentage of revenues from 43% for the twelve months ended December 31, 1996, to 106% for the same period in 1998 due primarily to the restructuring and impairment charge taken in the fourth quarter of 1997.

    Selling, general and administrative expenses increased from $21,004,000 for the year ended December 31, 1996, to $23,306,000 for the same period in 1997, an increase of $2,302,000. The increase was primarily attributable to an increase in the use of outside professional services. Selling general and administrative expenses as a percentage of net revenues increased from 30% for the year ended December 31, 1996, to 43% for the same period in 1997.

    The provision for doubtful accounts increased from $2,793,000 for the year ended December 31, 1996, to $3,717,000 for the same period in 1997. The increase is primarily attributable to certain accounts receivable that have been outstanding in excess of twelve months.

    Research and development expenses increased from $3,114,000 for the year ended December 31, 1996, to $3,959,000 for the same period in 1997, an increase of $845,000. Research and development expenses as a percentage of revenue increased from 4% for the year ended December 31, 1996, to 7% for the same period in 1997.

    Depreciation and amortization increased from $3,370,000 for the year ended December 31, 1996, to $5,559,000 for the same period in 1997, an increase of $2,189,000. This increase was primarily attributable to a full year of depreciation on the increase in assets placed in service during 1996.

    OTHER INCOME (EXPENSE)

    Other income (expense) is primarily comprised of net earnings on investments, interest expense, rental income and non-recurring payments that are not the result of core operations. Other income (expense) decreased from $5,077,000 for the year ended December 31, 1996, to expense of $499,000 for the same period in 1997. The decrease is primarily due to a one-time settlement payment from IGT due to a multi-faceted agreement which required a substantial one-time cash payment to the Company during the third quarter of 1996. Interest expense decreased from $481,000 for the year ended December 31, 1996 to $324,000 for the same period in 1997 due to decreased levels of long term liabilities. Other income (expense) also includes a non-cash charge of $1,888,000 in 1997 for the loss on disposal of certain assets, primarily computers and laboratory equipment, which have been disposed of.

    INCOME TAXES

    Income tax expense decreased from $2,232,000 for the year ended December 31, 1996, to a benefit of $3,070,000 for the same period in 1997, a decrease of $5,302,000. The decrease is primarily attributable to the decrease in income from operations for the year ended December 31, 1997 as compared to the same period in 1996.

    NET (LOSS) INCOME

    Net income decreased from $4,815,000 for the year ended December 31, 1996, to a loss of $39,715,000 for the same period in 1997, a decrease of $44,530,000. The decrease in net income is primarily attributable to the 1997 loss from operations of $42,286,000 which included a charge of $21,037,000 for the impairment of assets and restructuring.

LIQUIDITY AND CAPITAL RESOURCES

    The Company to date has financed its operating and capital expenditures through cash flows from its operations and cash from proceeds from its equity offerings, investment activities and borrowings. The Company had cash and cash equivalents of $13,252,000 at December 31, 1998, as compared to $27,873,000 at December 31, 1997.

    Certain jurisdictions in which MSP systems operate require that the Company maintain allocated funds or instruments to guarantee payment of jackpot prizes. The amount of funds required is dependent upon several factors such as the type and denomination of games and the local regulatory requirements. At December 31, 1998, the Company's accrued slot liability for its MSP systems aggregated approximately $20,946,000, and there was no unaccrued slot liability (the unaccrued slot liability is the amount of the initial primary jackpots that have not been fully accrued). In connection with these slot liabilities and in accordance with gaming requirements, the Company has restricted cash accounts and short term investments aggregating approximately $9,070,000 as of December 31, 1998 to ensure availability of adequate funds to pay this liability. In addition, the Company also has approximately $14,623,000 restricted as of December 31, 1998, for the payment of jackpots already won. Although statistically remote, a possibility exists that multiple jackpots may hit prior to the time period over which game play has generated sufficient revenue to accrue each jackpot reset amount. Such occurences could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

    As of December 31, 1998, the Company has equipment financing agreements for an aggregate amount of $211,000. These equipment agreements are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three year letter of credit securing payment in the amount of 50% of the outstanding principal balance.

    The Company's ratio of current assets to current liabilities is 3.8 to 1 at December 31, 1998, while the noncurrent liabilities to equity ratio is .28 to 1. The Company expects to continue to finance its operations and capital expenditures through cash flow from operations; however, based on its financial position, the Company believes it could obtain additional long-term financing in 1999 for anticipated growth that may result in working capital requirements that exceed available cash and cash equivalents and cash to be provided by operations. However, there can be no assurance that the Company will be able to obtain additional sources of capital during 1999.

YEAR 2000

    The year 2000 issue is the result of computer programs written using two digits (rather than four) to define years. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. This could result in system failures or miscalculations. If the Company, or its customers, suppliers or other third parties fail to correct year 2000 issues, businesses operations will be affected.

    The Company is in the process of assessing the impact of the year 2000 issues on its internal processing systems and on the products produced and sold by the Company. In September 1998, the Company formed an internal committee comprised of management from every operational and functional department of the Company. This committee is responsible for identifying and testing systems that may be subject to year 2000 issues. This committee is also responsible for formulating contingency plans if the Company experiences year 2000 issues.

    The Company's internal information system, put into operation in the second quarter of 1998, has been certified by the vendor as year 2000 compliant. The operating system that this software uses has also been certified as year 2000 compliant by the third party manufacturer. The Company has tested certain attributes of this system by processing test information in the year 2000 format. The results of those tests confirmed that the tested attributes are year 2000 compliant. Additional testing will be performed on the remaining attributes. Management expects to be completed with this testing in September 1999. Based on the vendor assurances, and the results of the preliminary testing, the Company believes that it will not experience any disruption in daily operations with this system related to year 2000 issues; however, if such disruption should occur, the Company believes that it could maintain ongoing operations through manual record keeping procedures until computerized system functionality is reestablished.

    The Company is also in the process of testing all desktop computers and their associated software for year 2000 compliance. This testing is expected to be completed by September 1999. The cost of upgrading noncompliant personal computers and software is expected to be $225,000.

    The Company operates its MSP systems using its own proprietary software which utilizes a third party operating system which is not year 2000 compliant. The Company is in the process of upgrading the operating system to a certified year 2000 compliant version and will modify its proprietary software as necessary. This upgrade will be completed in calendar year 1999 and the cost of completing this upgrade is expected to be $10,000. With this upgrade, the Company does not believe it will experience any disruption of MSP operations; however, the MSP technology is dependent upon third party phone service as well as computerized information systems and electricity at the various casino sites where the MSP equipment is deployed. Disruption in any of these areas would render MSP operations inoperable until service is reestablished.

    The Company continues to review the impact of year 2000 issues concerning the Company's production facility. No concerns have been identified. Therefore, at this time, the Company believes that there will not be any material adverse affect on its production capabilities resulting from year 2000 issues related to the Company's production processes.

    The Company also sells proprietary software to third parties. The Company has year 2000 compliant versions of this software; however, the majority of the Company's customer base uses a version of the software that includes certain modules which are not year 2000 compliant. The Company has notified all of these customers that they require an upgrade to become year 2000 compliant. The Company plans to complete all such upgrades on customers covered by purchased maintenance agreements in calendar year 1999 at an estimated cumulative cost of approximately $100,000. The Company has also planned the resources necessary to complete the upgrades for customers that are not under maintenance agreements; however, performing these upgrades is contingent upon these customers contracting for a fee with the Company to purchase an upgrade.

    The Company has sent written questionnaires to its significant manufacturing materials suppliers, banks, telecommunications suppliers, utility providers and payroll service to assess their year 2000 readiness and the effect these third parties could have on the Company. The Company plans to maintain communication with significant suppliers and vendors with respect to this issue.

    Based on current assessments and testing, the Company does not expect year 2000 issues to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, risk exists regarding non-compliance of third parties with operational importance to the Company, such as key suppliers and customers, utilities, telecommunication providers, or financial institutions, which could result in lost production, sales, or administrative difficulties on the part of the Company. Year 2000 issues, if severe, could have a material effect on the Company. Pending completion of the year 2000 assessment, the Company will finalize a contingency plan to address possible risks of year 2000 noncompliance on the Company's financial position. Though assessment and testing will be ongoing throughout 1999, the Company expects to have its assessment, testing and contingency planning completed by September 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to the impact of interest rate changes and the changes in the market values of its investments.

    The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash primarily in debt instruments of the U.S. Government and its agencies and state and other municipal government agencies. By policy, the Company limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

    Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. The Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                            ---------
Independent Auditors' Report..............................................................................         38

Consolidated Balance Sheets as of December 31, 1998 and 1997..............................................      39-40

Consolidated Statements of Operations for the years ended December 31, 1998,
  1997 and 1996...........................................................................................         41

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998,
  1997 and 1996...........................................................................................         42

Consolidated Statements of Cash Flows for the years ended December 31, 1998,
  1997 and 1996...........................................................................................         43

Notes to Consolidated Financial Statements................................................................      44-65

              FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY DATA

    Schedule II, Valuation and Qualifying Accounts, for the years 1998, 1997 and 1996 have been submitted in Item 14. Part IV, hereof where the schedule is listed. All other schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements and related notes.

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Casino Data Systems:

    We have audited the accompanying consolidated balance sheets of Casino Data Systems and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casino Data Systems and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Las Vegas, Nevada
February 23, 1999

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                1998          1997
                                                            ------------  ------------
Current assets:
  Cash and cash equivalents...............................  $      5,141  $     12,273
  Restricted cash and cash equivalents....................         8,111        15,600
  Short-term investment securities, including restricted
    amounts of $959 and $11 in 1998 and 1997,
    respectively..........................................         2,650            11
  Accounts receivable, net of allowance for doubtful
    accounts of $3,516 and $5,390 in 1998 and 1997,
    respectively..........................................        13,421         9,683
  Due from related party..................................            --           144
  Current portion of notes receivable.....................         2,284         1,392
  Income tax receivable...................................           642         4,000
  Inventories.............................................        19,147        14,192
  Deferred tax asset......................................         1,176           360
  Assets held for sale....................................           922           880
  Prepaid expenses and other current assets...............           244         1,244
                                                            ------------  ------------
    Total current assets..................................        53,738        59,779
                                                            ------------  ------------

Property and equipment, net...............................        19,828        17,736
Investment securities, including restricted amounts of
  $14,623 and $6,601 in 1998 and 1997, respectively.......        14,623         8,080
Notes receivable, excluding current portion...............         1,137         1,627
Intangible assets, net....................................         4,649         6,256
Software development costs, net of accumulated
  amortization of $626 and $128 in 1998 and 1997,
  respectively............................................         3,804         1,954
Deposits..................................................           391           384
Deferred tax asset........................................           840         1,140
                                                            ------------  ------------
    Total non-current assets..............................        45,272        37,177
                                                            ------------  ------------

  Total assets............................................  $     99,010  $     96,956
                                                            ------------  ------------
                                                            ------------  ------------

          See accompanying notes to consolidated financial statements

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                     (DOLLARS AND SHARE DATA IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             DECEMBER 31,
                                                      --------------------------
                                                          1998          1997
                                                      ------------  ------------
Current liabilities:
  Current portion long-term debt....................  $        211  $      2,187
  Accounts payable..................................         3,687         3,911
  Accrued expenses and customer deposits............         8,026         7,444
  Accrued slot liability............................         2,107         4,723
                                                      ------------  ------------

    Total current liabilities.......................        14,031        18,265
                                                      ------------  ------------

Noncurrent liabilities:
  Long term debt, excluding current portion.........            --           267
  Accrued slot liability............................        18,839        14,797
                                                      ------------  ------------

    Total noncurrent liabilities....................        18,839        15,064
                                                      ------------  ------------

Commitments and contingencies

Shareholders' equity:
  Common stock, no par value. Authorized 100,000;
    issued and outstanding 18,066 shares at December
    31, 1998 and 1997, respectively.................        83,790        83,790
  Accumulated deficit...............................       (17,650)      (20,163)
                                                      ------------  ------------
    Total shareholders' equity......................        66,140        63,627
                                                      ------------  ------------

    Total liabilities and shareholders' equity......  $     99,010  $     96,956
                                                      ------------  ------------
                                                      ------------  ------------

          See accompanying notes to consolidated financial statements

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1998        1997       1996
                                                                                  ---------  ----------  ---------
Revenues:
  Systems and services..........................................................     23,147      19,314     36,156
  Games.........................................................................     14,561       6,328      2,432
  Recurring revenue products....................................................      9,469      21,127     23,703
  Signs.........................................................................      4,031       4,244      3,754
  Software development tools....................................................      1,847       1,450      1,341
  Graphics and imaging..........................................................        125       2,041      3,485
                                                                                  ---------  ----------  ---------
    Total revenues..............................................................     53,180      54,504     70,871

  Cost of goods sold............................................................     28,398      39,212     38,620
                                                                                  ---------  ----------  ---------

  Gross margin..................................................................     24,782      15,292     32,251
                                                                                  ---------  ----------  ---------

Operating expenses:
  Selling, general and administrative...........................................     17,722      23,306     21,004
  Provision for doubtful accounts...............................................         --       3,717      2,793
  Research and development......................................................      3,827       3,959      3,114
  Restructuring and impairment charge...........................................         --      21,037         --
  Loss from shareholder suit....................................................      1,000          --         --
  Depreciation and amortization.................................................      2,987       5,559      3,370
                                                                                  ---------  ----------  ---------
    Total operating expenses....................................................     25,536      57,578     30,281
                                                                                  ---------  ----------  ---------

    (Loss) income from operations...............................................       (754)    (42,286)     1,970
                                                                                  ---------  ----------  ---------

Other income (expense):
  Interest income and other income..............................................      1,863       1,713      5,558
  Loss on disposal of assets....................................................        (60)     (1,888)        --
  Interest expense..............................................................       (183)       (324)      (481)
                                                                                  ---------  ----------  ---------
    Total other income (expense)................................................      1,620        (499)     5,077
                                                                                  ---------  ----------  ---------

    Income (loss) before income taxes...........................................        866     (42,785)     7,047
    Income tax (benefit) expense................................................     (1,647)     (3,070)     2,232
                                                                                  ---------  ----------  ---------

      Net income (loss).........................................................  $   2,513  $  (39,715) $   4,815
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------

  Basic net income (loss) per common share......................................  $    0.14  $    (2.20) $    0.29
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------

  Diluted net income (loss) per common share....................................  $    0.14  $    (2.20) $    0.28
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------

  Basic weighted average shares outstanding.....................................     18,066      18,043     16,892

  Diluted weighted average shares outstanding...................................     18,105      18,043     17,485

           See accompanying note to consolidated financial statements

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (AMOUNTS IN THOUSANDS)

                                                                                            RETAINED
                                                                        COMMON STOCK        EARNINGS
                                                                    --------------------  (ACCUMULATED
                                                                     SHARES     AMOUNT      DEFICIT)      TOTAL
                                                                    ---------  ---------  ------------  ---------
Balance at December 31, 1995......................................     13,738  $  33,331   $   14,737   $  48,068

Exercise of stock options.........................................        334      1,989           --       1,989
Income tax benefits derived from exercise of stock options by
 grantees.........................................................         --      1,347           --       1,347
Issuance of common stock, pursuant to purchase of Telnaes
 patent...........................................................        167      1,733           --       1,733
Issuance of common stock..........................................      3,795     45,225           --      45,225
Net income........................................................         --         --        4,815       4,815
                                                                    ---------  ---------  ------------  ---------

Balance at December 31, 1996......................................     18,034     83,625       19,552     103,177

Exercise of stock options.........................................         32        165           --         165
Net loss..........................................................         --         --      (39,715)    (39,715)
                                                                    ---------  ---------  ------------  ---------

Balance at December 31, 1997......................................     18,066     83,790      (20,163)     63,627

Net income........................................................         --         --        2,513       2,513
                                                                    ---------  ---------  ------------  ---------

Balance at December 31, 1998......................................  $  18,066  $  83,790   $  (17,650)  $  66,140
                                                                    ---------  ---------  ------------  ---------
                                                                    ---------  ---------  ------------  ---------

          See accompanying notes to consolidated financial statements

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                              DOLLARS IN THOUSANDS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss)...........................................................  $    2,513  $  (39,715) $    4,815
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization.............................................       2,987       5,559       3,370
    Amortization of intangible assets.........................................       1,347         337          --
    Amortization of software development......................................         133          --          --
    Deferred income taxes.....................................................        (516)      1,878      (2,872)
    Restructuring and impairment charge.......................................          --      21,037          --
    Loss on disposal of assets................................................          60       1,887          --
    Tax benefit of stock option exercises.....................................          --          --       1,347
    Provision for accounts receivable.........................................          --       3,717       2,793
    Changes in assets and liabilities:
      Decrease (increase) in restricted cash and cash equivalents.............       7,489      (3,600)     (6,000)
      (Increase) decrease in accounts receivable, notes receivable and due
        from related party....................................................      (3,996)     11,119     (18,675)
      (Increase) decrease in income tax receivable............................       3,358      (2,711)     (1,289)
      (Increase) decrease in inventories......................................      (4,955)        538      (9,905)
      (Increase) decrease in other assets and deposits........................         994         (42)        712
      Increase (decrease) in accounts payable.................................        (223)        971         428
      Increase in accrued expenses, customer deposits and slot liability......       2,008      12,141       9,475
                                                                                ----------  ----------  ----------
        Net cash provided by (used in) operating activities...................      11,199      13,116     (15,801)
                                                                                ----------  ----------  ----------

Cash flows from investing activities:
  Purchase of investment securities...........................................      (9,182)     (1,289)     (6,802)
  Increase in intangible assets...............................................         (67)       (392)     (3,658)
  Investment in software development..........................................      (2,348)     (5,356)     (2,316)
  Acquisitions of property and equipment......................................      (4,491)     (1,424)    (16,489)
                                                                                ----------  ----------  ----------
      Net cash used in investing activities...................................     (16,088)     (8,461)    (29,265)
                                                                                ----------  ----------  ----------

Cash flows from financing activities:
  Borrowings from operating line-of-credit....................................          --          --       1,800
  Principal payments on operating line-of-credit..............................          --          --      (1,800)
  Repayment of notes payable..................................................      (2,243)     (2,028)     (1,900)
  Proceeds from issuance of note payable......................................          --          --       2,079
  Net proceeds from issuance of common stock..................................          --         165      47,214
                                                                                ----------  ----------  ----------
      Net cash provided by (used in) financing activities.....................      (2,243)     (1,863)     47,393
                                                                                ----------  ----------  ----------
Net (decrease) increase in cash and cash equivalents..........................      (7,132)      2,792       2,327
Cash and cash equivalents at beginning of year................................      12,273       9,481       7,154
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $    5,141  $   12,273  $    9,481
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

          See accompanying notes to consolidated financial statements

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) DESCRIPTION OF BUSINESS

       Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of the
       Company: CDS Services Company, CDS Graphics and Imaging Company, CDS Signs, Inc., TurboPower Software Company and CDS Gaming Company. The primary businesses of the Company are: (i) the development, licensing and sale of casino management information systems; (ii) the operation of multi-site link progressive (MSP) systems; (iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals. The Company provides these products through operation of five segments: systems and services, games, recurring revenue products, signs and software development tools. Prior to 1998, the Company also operated an additional graphics and imaging segment.

       CDS Services Company was incorporated in June 1993 to provide direct sales and service support to customers in certain gaming jurisdictions where publicly-traded corporations must conduct business through a subsidiary.

       In January 1994, the Company acquired 100% of the outstanding common stock of CDS Graphics and Imaging Company (formerly known as Paradise Graphics, Inc.). CDS Graphics and Imaging Company produces flat-glass and slot reel graphics for gaming machines.

       CDS Gaming Company was incorporated in March 1994 to develop and operate computerized multi-site linked progressive systems.

       In January 1995, the Company purchased substantially all of the assets of TurboPower Software, a Colorado sole proprietorship. TurboPower Software designs, develops, and markets programming tools to professionals.

       In September 1995, the Company purchased 100% of the outstanding voting stock of CDS Signs, Inc. (formerly known as Fifty-Seven Corporation). CDS Signs, Inc. designs and manufactures both indoor and outdoor signage, primarily for casinos.

       In April 1996, CDS Graphics and Imaging Company acquired 100% of the outstanding common stock of Imageworks, Inc. for 27,000 restricted shares of the Company's common stock. The acquisition was accounted for as a pooling of interests, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the results of operations of Imageworks, Inc.

    (b) CONSOLIDATION POLICY AND BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of Casino Data Systems and all of its subsidiaries (collectively the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (c) REVENUE RECOGNITION

       The Company sells Oasis systems, gaming machines, signs, meters, and graphics products on normal credit terms (90 days or less) and installment contracts (generally, less than one year). Revenue from Oasis system sales is recorded in proportion to work completed using a method that approximates the percentage-of-completion method, or if the contract does not provide for the Company's installation of the system, the sale is recorded upon shipment. Contracts for Oasis system sales generally specify that the price is to be paid in three or four installments as progress is made toward completion and that final payment under the contract is not made until the expiration of an acceptance period during which time the customer and applicable regulatory authorities may test and approve the Company's Oasis system. Revenue on the sale of signs, meters and graphics is generally recognized upon delivery. The sale of gaming machines is recognized upon delivery for a standard sale. When games are placed on a trial basis, revenue is recognized upon notice from the customer of their decision to purchase the games. In the gaming industry, it is traditionally required that game manufacturers allow casinos to try new games on the floor for a period of time before purchasing them. These games are considered to be games on trial and remain on the Company's books until the decision to purchase is made. Used games that return to the Company after unsuccessful trial periods are generally sold at discounted prices that exceed cost. Recurring revenues consist of revenues relating to the operations of the multi-site linked progressive systems and a share of the coins wagered on machines at customer locations. Revenue is recognized based on the Company's share of the coins wagered.

    (d) CASH AND CASH EQUIVALENTS

       Cash equivalents consist of money market funds and short term debt securities with original maturities of less than 90 days. These investments are stated at cost, which approximates fair value. The Company maintains restricted amounts to ensure availability of funds to pay jackpot liabilities.

    (e) SHORT-TERM INVESTMENT SECURITIES

       Short-term investments consist principally of U.S. Government securities, tax-exempt municipal obligations, and commercial paper. The Company accounts for its short-term investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Company currently classifies its securities as held-to-maturity. Held-to-maturity securities are those investments in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, which approximates market value. All investments mature within a 12-month period. Dividend and interest income are recognized in the period earned.

    (f) FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" (SFAS 107), requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1998 and 1997, the carrying value of all financial instruments (cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and customer deposits and long-term debt) approximates fair value due to the short term nature of the instruments or interest rates are comparable with current rates. See Note (5) for fair value regarding investments securities.

    (g) INVENTORIES

       Inventories are recorded at the lower of cost or market. Cost is determined principally on the first-in first-out method. Inventories consist of computer components and other hardware used in Oasis II casino information management systems, gaming machines and components used in gaming machines, meters, signs, and graphics production.

    (h) ASSETS HELD FOR SALE

       Assets held for sale are carried at the lower of net book or fair value less costs to sell. Depreciation is discontinued when assets are transferred to held for sale.

    (i) PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Building...........................................................         40 years
Furniture, fixtures and equipment..................................    3 to 10 years
Gaming devices.....................................................          3 years
Service vehicles...................................................     5 to 7 years

       Leasehold improvements are amortized over the shorter of the lease term (including expected renewals) or the useful life of the assets.

       Normal repairs and maintenance are charged to expense when incurred. Betterments and expenditures which materially extend the useful life of the asset are capitalized.

    (j) INTANGIBLE ASSETS

       Intangible assets consist of costs associated with the establishment of trademarks, purchase of a patent sublicense, gaming licenses in various jurisdictions, the excess of the purchase price over the net assets of acquired businesses (goodwill), and the unamortized balance of a technology release agreement, all of which are capitalized and amortized using the straight-line method over a period of 5 to 15 years.

    (k) SOFTWARE DEVELOPMENT COSTS

       The Company capitalizes software development costs paid to third parties after technological feasibility is established and ceases when the product is ready for release. Software development

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       costs are amortized over the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight line method over the remaining estimated economic life of the product including the current period reported on. Amortization of software development costs begins when the products are ready for general release.

       The Company capitalized $2,348,000 and $5,356,000 of software development costs for the years ended December 31, 1998 and 1997, respectively and, as discussed in Note (3), the Company wrote software development costs down due to impairment in the fourth quarter of 1997. The Company recorded software amortization $498,000 and $73,000 for the years ended December 31, 1998 and 1997, respectively. Research and development costs incurred to establish technological feasibility have been expensed when incurred.

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

    (n) SLOT LIABILITY

       In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial reset amount (the base component) followed by an annuity (the progressive component) paid out over 19 or 20 years after the winning combination is hit. Base jackpots are charged to cost of goods sold ratably with the level of play expected to precede payout based on a statistical analysis. The progressive component increases at a rate based on the number of coins played. The accrual of the liability and the associated charge to cost of sales as the amount of the jackpot increases results in recognition of liabilities and matching costs with revenues. The possibility exists that the winning combination may be hit before the Company has fully accrued the base component amount at which time any unaccrued portion would be expensed.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (o) NET INCOME PER SHARE

       Basic and diluted net income (loss) per share were computed in accordance with SFAS No. 128 "Earnings Per Share." All share and per share data presented in the consolidated financial statements and notes thereto have been retroactively restated to give effect to stock splits.

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

    (q) WARRANTY COSTS

       The Company warrants its products for a period ranging from three months to six months from the date of delivery, provided the products are used under normal operating conditions. The Company accrues a reserve for product warranty at the time of sale.

    (r) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (s) USE OF ESTIMATES

       Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual amounts could differ from these estimates.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (t) RECLASSIFICATIONS

       Certain prior year balances have been reclassified to conform to the current year presentation.

    (u) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. This statement shall be in effect for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure instruments at fair value. SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

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

    Although the restructuring plan had a materially adverse affect on the 1997 results of operations, management believes that the plan was necessary in order for the Company to achieve the greatest possible profitability in the future.

(3) 1997 RESTRUCTURING AND IMPAIRMENT

    (Dollars in thousands)

    In the fourth quarter of 1997, the Company developed a restructuring plan that encompassed nearly the entire organization and resulted in a charge to income from operations of $14,998. Additionally, the Company recorded impairment charges totaling $6,039. The components of the restructuring and impairment charge which aggregate $21,037 are as follow:

    SYSTEMS AND SERVICES

    In the fourth quarter of 1997, the Company created and began implementing a plan to accelerate the development of the Windows compatible version of its OASIS system. Substantially all engineering resources were reassigned to the Windows project and several DOS based projects in development were abandoned. These abandoned projects will not be completed and have no residual value. Capitalized costs associated with the abandoned DOS projects totaled $1,200. These costs were written off and were included as restructuring and impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 1997.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(3) 1997 RESTRUCTURING AND IMPAIRMENT (CONTINUED)
    COOL MILLIONS

    In response to increasing competitive pressure and erosion in product performance, the Company decided to replace existing Cool Millions operating assets. Operation of these links contributed $19,183 in revenues and $7,480 of gross margin during the twelve months ended December 31, 1997. The gaming devices had book value of $5,000 before recognition of any impairment charge. Fair values of these gaming devices was determined through discussion with third party used gaming equipment dealers. A charge of $4,206 is included in restructuring and impairment charges in the consolidated statement of operations for the year ended December 31, 1997 to reduce the book value of the assets to their fair value. Throughout 1998, the Company liquidated these Cool Millions assets for prices at or slightly greater than their book values. As of December 31, 1998, assets with book values of approximately $19,000 remain in operation. Management expects to liquidate these remaining Cool Millions assets in 1999 and does not expect to recognize any loss on disposal.

    The customized nature and aged design of the Cool Millions signage and peripheral assets impair their fair value such that no material residual sales value is expected. There is also no anticipated future operational use to the Company. As a result, signage with a book value of $3,540 and peripheral assets with a book value of $1,803 were written down to a fair value of zero. These charges totaled $5,343 and are included in restructuring and impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 1997.

    CARIBBEAN STUD VIDEO POKER

    The Company terminated the Caribbean Stud video poker link in October 31, 1997 due to the combination of lower than expected revenues and a fixed royalty accruing to the licensor of the Caribbean Stud game technology (CTI). The operation of this link contributed $1,944 in revenue and resulted in a negative gross margin of $352 for the ten months ended October 31, 1997. The gaming machines will be converted into other video poker programs and sold as used equipment. The signage and other peripheral assets were customized for the Caribbean Stud video poker link; therefore, they offer no future operating use to the Company. The customized nature and aged designs of the signage and peripheral assets impair their value such that no material residual value is expected. As such, their carrying values were written down to zero through a charge of $1,104 which is included in restructuring and impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 1997.

    CDS GRAPHICS & IMAGING

    In the fourth quarter of 1997, the Company restructured its Graphics and Imaging subsidiary to eliminate all sales operations. The subsidiary now operates to satisfy internal demand only. Operation of this subsidiary contributed $2,041 in revenue and resulted in a net loss of $43 for the twelve months ended December 31, 1997 before restructuring and impairment charges. The subsidiary's ongoing operations will be limited to production of graphic art and flat glass for use only in CDS manufactured gaming devices. The restructure included a reduction in personnel of 23 employees and calls for the disposition of all equipment determined to be nonessential in producing to satisfy internal demand. The restructuring resulted in the recognition of an expected loss on disposal, the elimination of goodwill and the write-off of finished goods inventory.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(3) 1997 RESTRUCTURING AND IMPAIRMENT (CONTINUED)
    Assets representing nonessential equipment with book value of $1,526 have been written down to their estimated fair value of $525. The fair value was determined through discussion with used equipment brokers. The balance of associated goodwill of $671 is not considered recoverable and has been written down to zero. Additionally, finished goods inventory of $490 have been written down to zero. The finished goods inventory represents replacement glass for previously processed customer orders which would normally be sold in small lots as replacement supplies are needed. Without an external sales force, and since customers generally prefer to purchase such replacement glass only when needed, the Company does not expect to realize any material recoverable value from the inventory. These write downs total $2,162 and are included in restructure and impairment charges in the consolidated statement of operations for the year ended December 31, 1997.

    TURBOPOWER SOFTWARE

    In the fourth quarter of 1997, the Company committed to a plan to divest its TurboPower Software subsidiary (TurboPower). Operation of this subsidiary contributed $1,450 in revenues and resulted in a net loss of $595 for the twelve months ended December 31, 1997. TurboPower was purchased in January 1995 to assist in development of general products and the Windows compatible version of the OASIS system specifically. The Windows development effort by TurboPower was ceased in the third quarter of 1997. In the fourth quarter of 1997, management concluded that TurboPower no longer fit within the Company's overall market strategy and made the decision to actively pursue a buyer. Based on an estimate of future cashflows and the estimated fair value of its assets, the Company adjusted the book value of TurboPower's assets to down to their fair value which resulted in a charge of $983. This charge is included in restructuring and impairment charge in the consolidated statement of operations for the year ended December 31, 1997. Due to TurboPower's stronger financial performance in 1998 and to recent changes various executive positions within the Company, management now believes that TurboPower will be an important component of the Company's future success. Based on this, current management discontinued its search for purchase candidates for TurboPower in the fourth quarter of 1998 and reclassified its assets back to operating status.

    IMPAIRMENT LOSS

    In December 1997, the Company recorded a non-cash accounting charge related to the impairment of certain long-lived assets as required by SFAS 121 in the amount of $6,039. The impairment loss charge is comprised of three components:
(i) a charge of $4,401 related to capitalized amounts for payments to a third party for game enhancements that were significantly behind schedule, materially jeopardizing the possibility of recovering these costs, (ii) a charge of $1,118 based on the cashflow projections for CDS Signs, Inc. which indicated that the subsidiary will not generate enough cash to recover the $1,118 in goodwill and
(iii) a charge of $520 related to the capitalized costs associated with a completed module application of the OASIS system from which no revenues have yet been realized, expected future cash flows are not sufficient to recover the associated capitalized costs and the net realizable value is zero. The SFAS 121 charge had no impact on the Company's 1997 cashflow or its ability to generate cash flow in the future.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(4) BUSINESS SEGMENTS

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" for financial statements for periods ending after December 15, 1997. This statement supersedes Statement No. 14 and provides accounting guidance for reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim financial reports. Following is the disclosure of the above items that management utilizes in measuring the profit or loss of each of the Company's segments.

                                                                       FIXED ASSETS
                                                                   --------------------
                                                                   YEAR ENDED DECEMBER
                                                                           31,
                                                                   --------------------
                                                                     1998       1997
                                                                   ---------  ---------
                                                                       (DOLLARS IN
                                                                        THOUSANDS)
Systems and Services.............................................  $   1,932  $   1,609
Games............................................................      1,098        938
Recurring Revenue................................................      3,462      1,172
Signs............................................................        833        961
TurboPower.......................................................        273         --
Graphics & Imaging...............................................         --         --
Corporate........................................................     12,230     13,056
                                                                   ---------  ---------
  Total..........................................................  $  19,828  $  17,736
                                                                   ---------  ---------
                                                                   ---------  ---------

                                                            REVENUES
                                                 -------------------------------
                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1998       1997       1996
                                                 ---------  ---------  ---------
                                                     (DOLLARS IN THOUSANDS)
Systems and Services...........................  $  23,147  $  19,314  $  36,156
Games..........................................     14,561      6,328      2,432
Recurring Revenue..............................      9,469     21,127     23,703
Signs..........................................      4,031      4,244      3,754
TurboPower.....................................      1,847      1,450      1,341
Graphics & Imaging.............................        125      2,041      3,485
                                                 ---------  ---------  ---------
  Total........................................  $  53,180  $  54,504  $  70,871
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(4) BUSINESS SEGMENTS (CONTINUED)

                                                      DEPRECIATION AND AMORTIZATION
                                                     -------------------------------
                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                       1998       1997       1996
                                                     ---------  ---------  ---------
                                                         (DOLLARS IN THOUSANDS)
Systems and Services...............................  $     873  $     618  $     372
Games..............................................        344        467        215
Recurring Revenue..................................        988      2,817      1,529
Signs..............................................        181        168         98
TurboPower.........................................         --         84         45
Graphics & Imaging.................................         79        370        306
Corporate..........................................        522      1,035        805
                                                     ---------  ---------  ---------
  Total............................................  $   2,987  $   5,559  $   3,370
                                                     ---------  ---------  ---------
                                                     ---------  ---------  ---------

    TurboPower assets were held for sale during 1998; therefore, there is no depreciation or amortization expense for that segment in 1998. Corporate depreciation and amortization is related to assets utilized in the corporate administration of the consolidated Company as a whole.

                                                   INCOME (LOSS) FROM OPERATIONS
                                                  --------------------------------
                                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                    1998        1997       1996
                                                  ---------  ----------  ---------
                                                       (DOLLARS IN THOUSANDS)
Systems and Services............................  $   5,122  $  (11,219) $     199
Games...........................................     (5,718)     (9,683)      (256)
Recurring Revenue...............................       (610)    (14,435)     2,024
Signs...........................................        523      (1,989)       493
TurboPower......................................        148      (2,010)      (894)
Graphics & Imaging..............................       (219)     (2,950)       404
                                                  ---------  ----------  ---------
  Total.........................................  $    (754) $  (42,286) $   1,970
                                                  ---------  ----------  ---------
                                                  ---------  ----------  ---------

    Corporate expenses have been allocated to each segment based on management's estimate of each segment's utilization of corporate resources. Included in consolidated income (loss) from operations for the year ended December 31, 1997 is a restructuring and impairment charge of $21,037 as described in Note (3). The above reported 1997 loss from operations for each segment includes amounts related to this charge as follows: systems and services of $1,720; games of $4,401; recurring revenue of $10,653; signs of $1,118; TurboPower of $983 and graphics and imaging of $2,162.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(5) INVESTMENT SECURITIES

    The amortized cost, gross unrealized holding gains, and fair value for held-to-maturity securities by major security type and class of security at December 31, 1998 and 1997 are as follows:

                                                                     DECEMBER 31, 1998
                                                            -----------------------------------
                                                             AMORTIZED   UNREALIZED     FAIR
                                                               COST      GAIN(LOSS)     VALUE
                                                            -----------  -----------  ---------
                                                                  (DOLLARS IN THOUSANDS)
Securities to be held to maturity:
  U.S. Government and agency securities...................   $  14,623    $      --   $  14,623
  State and municipal securities..........................          --           --          --
                                                            -----------  -----------  ---------
                                                             $  14,623    $      --   $  14,623
                                                            -----------  -----------  ---------
                                                            -----------  -----------  ---------

                                                                     DECEMBER 31, 1997
                                                            -----------------------------------
                                                             AMORTIZED   UNREALIZED     FAIR
                                                               COST      GAIN(LOSS)     VALUE
                                                            -----------  -----------  ---------
                                                                  (DOLLARS IN THOUSANDS)
Securities to be held to maturity:
  U.S. Government and agency securities...................   $   6,601    $      --   $   6,601
  State and municipal securities..........................       1,479           (4)      1,475
                                                            -----------  -----------  ---------
                                                             $   8,080    $      (4)  $   8,076
                                                            -----------  -----------  ---------
                                                            -----------  -----------  ---------

    The approximate market values of securities held to maturity at December 31, 1998 by contractual maturity, are as follows:

                                                                                  DECEMBER 31,
                                                                                      1998
                                                                                  ------------
Due in one year or less.........................................................   $      379
Due in one to five years........................................................        4,531
Due in five to ten years........................................................        4,550
Due in ten to fifteen years.....................................................        3,385
Due in fifteen to twenty years..................................................        1,778
                                                                                  ------------
                                                                                   $   14,623
                                                                                  ------------
                                                                                  ------------

(6) NOTES RECEIVABLE

    The Company has granted customers extended payment terms under contracts of sale evidenced by notes. These notes are generally for terms of one to two years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(7) INVENTORIES

    Inventories consists of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                              (DOLLARS IN
                                                                               THOUSANDS)
Raw Materials...........................................................  $   9,734  $   8,508
Work in process.........................................................        711        269
Finished Goods..........................................................     10,139      6,540
                                                                          ---------  ---------
                                                                          20,584...     15,317
Less reserve for obsolescence...........................................     (1,437)    (1,125)
                                                                          ---------  ---------
                                                                          $  19,147  $  14,192
                                                                          ---------  ---------
                                                                          ---------  ---------

    Finished goods inventory includes gaming machines on trial at various casino sites of $2,182 and $2,708 at December 31, 1998 and December 31, 1997, respectively.

(8) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                              (DOLLARS IN
                                                                               THOUSANDS)
Furniture, fixtures and equipment.......................................  $   9,174  $   7,361
Gaming devices..........................................................      4,079        950
Service vehicles........................................................        554        554
Leasehold improvements..................................................        744        931
Buildings...............................................................      8,810      9,671
Land....................................................................      1,816      1,816
                                                                          ---------  ---------
                                                                             25,177     21,283
Less accumulated depreciation and amortization..........................     (5,349)    (3,547)
                                                                          ---------  ---------
                                                                          ---------  ---------
                                                                          $  19,828  $  17,736
                                                                          ---------  ---------
                                                                          ---------  ---------

    Gaming devices represent recurring revenue operational units deployed in various casino sites. The net book value of collateral for equipment financing agreements was $211 and $2,418 at December 31, 1998 and 1997, respectively.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(9) INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
                                                                               (DOLLARS IN
                                                                                THOUSANDS)
Trademarks...............................................................  $      31  $      31
Licensing costs..........................................................      1,033        965
Technology release agreement.............................................      1,437      1,437
Telnaes patent...........................................................      4,943      4,943
                                                                           ---------  ---------
                                                                               7,444      7,376
Less accumulated amortization............................................     (2,795)    (1,120)
                                                                           ---------  ---------
                                                                           $   4,649  $   6,256
                                                                           ---------  ---------
                                                                           ---------  ---------

(10) LONG TERM OBLIGATIONS

    Long term debt consists of equipment financing agreements at December 31, 1998 and 1997 as follow:

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1998       1997
                                                                               ---------  ---------
                                                                                   (DOLLARS IN
                                                                                    THOUSANDS)
9.0% note payable due in monthly installments of $43, including interest, with final payment of $43 due February 28, 1999; secured by personal
  property...................................................................  $      60  $     567
9.15% note payable paid in full December 1998................................         --      1,317
8.75% note payable due in monthly installments of $23, including interest,
  with final payment due March 13, 1999; secured by personal property........         46        329
11.12% note payable due in monthly installments of $9, including interest,
  with final payment due December 31, 1999; secured by personal property.....        104        205
Other unsecured notes payable................................................          1         36
                                                                               ---------  ---------
Total........................................................................        211      2,454

Less current portion.........................................................        211      2,187
                                                                               ---------  ---------
Long term portion............................................................  $  --      $     267
                                                                               ---------  ---------
                                                                               ---------  ---------

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(10) LONG TERM OBLIGATIONS (CONTINUED)
    Future minimum payments under equipment financing agreements are as follow:

                                                                                      PAYMENTS
                                                                                     -----------
Year ending December 31:
  1999.............................................................................   $     219
Less interest......................................................................          (8)
                                                                                          -----
  Present value of future minimum payments.........................................         211
                                                                                          -----
                                                                                          -----

    The Company has financed certain equipment under agreements which are collateralized by the related equipment and contain certain restrictive covenants, including the requirement for a three-year letter of credit securing payment in the amount of 50% of the current principal balance.

(11) SHAREHOLDERS' EQUITY

    (a) GENERAL

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

    (b) STOCK SPLITS

       On January 31, 1996, the Company's Board of Directors authorized a three-for-two stock split, effected in the form of a stock dividend to be distributed on February 27, 1996, to shareholders of record on February 20, 1996.

       All share and per share data presented have been retroactively restated to give effect to this stock split.

    (c) EMPLOYEE STOCK PURCHASE PLAN

       On March 16, 1998, the Board of Directors of the Company adopted the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan"), which was approved by the Company's stockholders in July 1998. Under the terms of the 1998 Purchase Plan, employees may acquire shares of the Company's stock at a 15 percent discount from their fair market value. In addition, the 1998 Purchase Plan provides a mechanism whereby employees may pay for their share purchases with periodic deductions from their payroll. The 1998 Purchase Plan authorizes the issuance of up to

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(11) SHAREHOLDERS' EQUITY (CONTINUED)
       500,000 shares of common stock to eligible participants. No shares have been issued under this plan.

    (d) STOCK OPTION AND COMPENSATION PLAN

       In January 1993, the Company adopted the 1993 Stock Option and Compensation Plan (the Plan), pursuant to which options and other awards to acquire an aggregate of 1,012,500 shares of Common Stock may be granted. The number of shares issuable under the Plan was increased to an aggregate 1,350,000 shares in June 1994, 2,025,000 shares in July 1996 and 2,775,000 in July 1998. In 1994, the Company adopted the 1994 Nonemployee Director Stock Option Plan pursuant to which 225,000 shares are issuable.

       The following table provides additional information regarding stock options:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                                            EXERCISE
                                                                OPTIONS       PRICE
                                                               ----------  -----------
Outstanding at December 31, 1995.............................   1,199,420   $    6.14
Granted......................................................     793,474       15.79
Exercised....................................................    (334,195)       5.55
Canceled.....................................................    (339,049)      11.10
                                                               ----------  -----------
Outstanding at December 31, 1996.............................   1,319,650       11.50
Granted......................................................     460,675        4.60
Exercised....................................................     (32,250)       5.21
Canceled.....................................................    (385,585)      10.46
                                                               ----------  -----------
Outstanding at December 31, 1997.............................   1,362,490        4.75
                                                               ----------  -----------
Granted......................................................   1,167,520        2.50
Exercised....................................................          --          --
Canceled.....................................................    (954,375)       5.28
                                                               ----------  -----------
Outstanding at December 31, 1998.............................   1,575,635   $    3.37
                                                               ----------  -----------
                                                               ----------  -----------
Exercisable at December 31, 1998.............................     474,772   $    5.29
                                                               ----------  -----------
                                                               ----------  -----------

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(11) SHAREHOLDERS' EQUITY (CONTINUED)

       The per share weighted average fair value of stock options granted during 1998, 1997 and 1996 was $1.31, $2.50 and $2.12, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996: expected dividend yield of 0% for all three years; risk free interest rate of 5.25%, 5.75% and 6.50%, respectively; and expected lives varying from one month to three years. The following table summarizes information about stock options outstanding at December 31, 1998:

                                            WEIGHTED AVERAGE
   RANGE OF EXERCISE                           REMAINING      WEIGHTED AVERAGE     NUMBER     WEIGHTED AVERAGE
               PRICE   NUMBER OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
---------------------  -------------------  ----------------  -----------------  -----------  -----------------
           $0 - 1.81           521,300          4.68 years        $    1.76              --       $      --
         1.82 - 3.00           247,720          4.25 years             2.96          44,718            3.00
         3.01 - 4.94           501,875          3.50 years             3.37         149,395            3.51
         4.95 - 6.75           264,990          2.53 years             5.17         240,909            5.17
        6.76 - 16.00            39,750          2.18 years            15.22          39,750           15.22
                            ----------                                           -----------
     $1.81 to $16.00         1,575,635          3.81 years        $    3.37         474,772       $    5.29
                            ----------                                           -----------
                            ----------                                           -----------

       The Company applies APB Opinion No. 25 in accounting for its Plan and no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   1998        1997       1996
                                                                 ---------  ----------  ---------
Net income (loss):
  As reported..................................................  $   2,513  $  (39,715) $   4,815
  Pro forma....................................................  $   1,836  $  (40,865) $   3,700
Basic net income (loss) per common share:
  As reported..................................................  $    0.14  $    (2.20) $    0.29
  Pro forma....................................................  $    0.10  $    (2.26) $    0.22
Diluted net income (loss) per common share:
  As reported..................................................  $    0.14  $    (2.20) $    0.28
  Pro forma....................................................  $    0.10  $    (2.26) $    0.21

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(11) SHAREHOLDERS' EQUITY (CONTINUED)
    (e) NET INCOME (LOSS) PER COMMON SHARE

       The following is an analysis of the components of the shares used to compute net income (loss) per common share:

                                                                           DECEMBER 31,
                                                            -------------------------------------------
                                                                1998           1997           1996
                                                            ------------  --------------  -------------
Numerator for basic and diluted earnings per share--income
  available to common stockholders........................  $  2,513,000  $  (39,715,000) $   4,815,000
Denominator:
Denominator for basic earnings per share--weighted average
  shares..................................................    18,066,000      18,043,000     16,892,000
Effect of dilutive securities--Stock options..............        39,000              --        593,000
                                                            ------------  --------------  -------------
Denominator for diluted earnings per share-adjusted
  weighted average shares and assumed conversions.........    18,105,000      18,043,000     17,485,000
                                                            ------------  --------------  -------------
                                                            ------------  --------------  -------------
Basic earnings per share..................................  $       0.14  $        (2.20) $        0.29
Diluted earnings per share................................  $       0.14  $        (2.20) $        0.28

       In 1997, assumed conversion of employee stock options would have been anti-dilutive and were immaterial and, accordingly, were not considered in the calculation of diluted earnings per share.

(12) INCOME TAXES

    (Dollars in thousands)

    Income tax (benefit) expense attributable to income from continuing operations consists of:

                                                                 CURRENT   DEFERRED     TOTAL
                                                                ---------  ---------  ---------
YEAR ENDED DECEMBER 31, 1998:
  U.S. Federal................................................  $  (1,211) $    (516) $  (1,727)
  State.......................................................         80         --         80
                                                                ---------  ---------  ---------
                                                                $  (1,131) $    (516) $  (1,647)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
YEAR ENDED DECEMBER 31, 1997:
  U.S. Federal................................................  $  (5,253) $   1,878  $  (3,375)
  State.......................................................        305         --        305
                                                                ---------  ---------  ---------
                                                                $  (4,948) $   1,878  $  (3,070)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
YEAR ENDED DECEMBER 31, 1996:
  U.S. Federal................................................  $   4,869  $  (2,872) $   1,997
  State.......................................................        235         --        235
                                                                ---------  ---------  ---------
                                                                $   5,104  $  (2,872) $   2,232
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(12) INCOME TAXES (CONTINUED)
    The effective income tax rate differs from the U.S. federal statutory rate of 35% for the years ended December 31, 1998, 1997 and 1996, respectively, as follows:

                                                                  1998        1997       1996
                                                                ---------  ----------  ---------
Computed "expected" income tax expense (benefit)..............  $     294  $  (14,975) $   2,466
Tax exempt interest income....................................        (28)       (116)      (366)
State taxes, net of federal income tax benefit................         53         107        152
Tax credits...................................................     (1,604)         --         --
Tax rate difference in carry back years.......................       (307)      1,036         --
Change in valuation allowance.................................         --      10,006         --
Other, net....................................................        (55)        872        (20)
                                                                ---------  ----------  ---------
                                                                $  (1,647) $   (3,070) $   2,232
                                                                ---------  ----------  ---------
                                                                ---------  ----------  ---------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                      CHANGE IN
                                                           1998     DEFERRED TAXES     1997
                                                        ----------  --------------  ----------
Deferred tax assets:
  Accrued jackpot liability...........................  $    7,344    $      512    $    6,832
  Accrued expenses....................................         398           167           231
  Allowance for doubtful accounts.....................         388          (200)          588
  Intangible assets...................................       4,130          (479)        4,609
  Inventory...........................................         485        (1,215)        1,700
  Tax credits.........................................       1,603         1,603            --
  NOL carryforward....................................       1,858         1,858            --
                                                        ----------       -------    ----------
                                                            16,206         2,246        13,960
Valuation allowance...................................     (10,006)           --       (10,006)
                                                        ----------       -------    ----------
    Net deferred tax assets...........................       6,200         2,246         3,954
                                                        ----------       -------    ----------
Deferred tax liabilities:
  Depreciation of property and equipment..............       4,142         1,897         2,245
  Deferred rent and prepaid expenses..................          42          (167)          209
                                                        ----------       -------    ----------
    Total gross deferred tax liabilities..............       4,184         1,730         2,454
                                                        ----------       -------    ----------
    Net deferred tax asset............................  $    2,016    $      516    $    1,500
                                                        ----------       -------    ----------
                                                        ----------       -------    ----------

    Management has considered certain tax planning strategies as permitted by SFAS No. 109.

    A valuation allowance in the amount of $10,005,781 was established as of December 31, 1997. Realization of the recorded deferred tax asset is dependent upon generating sufficient taxable income in the future to offset future tax deductions. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(12) INCOME TAXES (CONTINUED)
asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

(13) RELATED PARTY TRANSACTIONS

    (Dollars in thousands)

    A shareholder and former director of the Company and the spouse (collectively the "Principals") of the Chairman of the Company are majority shareholders in Kiland Distributing Corporation ("KDC"), a former distributor of the Company's products. Prior to the third quarter of 1997, the Company utilized KDC for substantially all sales in the mid-west region of the United States. During the nine months ended September 30, 1997, the Company made sales to KDC of approximately $169. The sales, recorded net of distributor discounts, represent less than 1% of the Company's revenues for the nine months ended September 30, 1997.

    In September 1997, the Company and KDC reached an agreement regarding the settlement of accounts receivable of $3,059 for approximately $2,400. The settlement included the transfer of substantially all of KDC's assets to the Company which included cash, accounts receivable and fixed assets. The settlement also included forgiveness of certain accounts payable from the Company to KDC and the execution of a $144 unsecured promissory note from the Principals to the Company which was paid in full in March 1998. Concurrent with the settlement, the Company terminated its business relationship with KDC.

(14) OPERATING LEASES

    (Dollars in thousands)

    The Company has several non-cancelable operating leases, primarily for office and warehouse space, that expire over the next five years. Rent expense under operating leases was $836, $951 and $863 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Future minimum lease payments under non-cancelable building operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1998 are as follow:

                                                                                  PAYMENTS
                                                                                 -----------
Year ending December 31:
1999...........................................................................   $     664
2000...........................................................................         465
2001...........................................................................          66
2002...........................................................................           4
                                                                                 -----------
Total minimum lease payments...................................................   $   1,199
                                                                                 -----------
                                                                                 -----------

(15) EMPLOYEE BENEFIT PLAN

    Effective January 1, 1996, the Company adopted a 401(k) Plan (Plan) qualified under Section 401 of the Internal Revenue Code of 1986. Eligible employees of the Company who have satisfied the Plan's eligibility requirements may participate in the Plan. Eligible employees may elect to contribute up to 15%

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(15) EMPLOYEE BENEFIT PLAN (CONTINUED)
of their compensation up to a maximum $9,500 in 1998. The Company may elect to make profit sharing contributions to the Plan. The Company did not elect to make a contribution to the Plan during 1998, 1997 or 1996.

(16) SALES TO PRINCIPAL CUSTOMERS

    Sales to principal customers as a percentage of total revenues for the years ended December 31, 1998, 1997, and 1996, are as follow:

                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
Circus Circus Enterprises..........................................         5%         1%         5%
Grand Casinos......................................................          5          7         13
Mirage.............................................................          3          2          6
Showboat...........................................................          5          8         --
Stations Casinos...................................................          4         16          6
Other..............................................................         78         66         70
                                                                     ---------  ---------  ---------
                                                                          100%       100%       100%
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

(17) COMMITMENTS AND CONTINGENCIES

    In December, 1996, a class action complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. Three additional purported shareholder class actions were filed in 1997 in connection with the same drop in stock price following the December 16, 1996 press release. The Company won a motion to dismiss the First Amended Complaint filed by Edwards. The court, however, granted Edwards leave to amend his Complaint. On July 13, 1998, Edwards filed a Second Amended Complaint. Pending settlement, the parties stipulated to stay the Company's response to this complaint. On May 29, 1997, SCHWARTZ V. CASINO DATA SYSTEMS, was filed in the United States District Court for the District of Nevada, alleging violations of Sections 10(b) and 20(a) of the 1934 ACT and SEC Rule 10b-5 and seeking economic recovery on behalf of the same alleged class of investors. On December 16, 1997, GRANT V. CASINO DATA SYSTEMS, was filed in the District Court of the State of Nevada alleging common law fraud and seeking economic recovery on behalf of the same alleged class of investors. On December 9, 1997, GIOVANNONI V. CASINO DATA SYSTEMS, was filed in the Superior Court of the State of California in San Francisco alleging violation of California Corporations Code Sections 25400 and 25500 and California Business and Professions Code Sections 17200 and 17500. Management believes these claims were without merit, and would have continued to vigorously defend against them. However, due to the inherent risks and ongoing expense of maintaining litigation, management determined it to be in the best interests of the Company to settle the claims. Subject to court approval, the parties have agreed to a settlement of all four related lawsuits, pursuant to which the Company paid $1 million in November 1998. The related charge is reflected as loss from shareholder suit in the consolidated statement of operations.

    A patron dispute was filed against the Company in connection with the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(17) COMMITMENTS AND CONTINGENCIES (CONTINUED) of $1,742,000 as alleged by the patron. The patron appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission's decision and ordered the Company to pay the jackpot plus interest from April 8, 1995. The Company contends the ruling is in error and has appealed the decision to the Mississippi Supreme Court. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company reduced the Cool Millions dollar Mississippi jackpot by $1,742,000. The Company has accrued the entire jackpot amount plus $360,000 of interest expense as of December 31, 1998 toward the judgment in the event the Company loses its appeal. CDS has filed its appeal brief with the Mississippi Supreme Court. The matter is set for oral argument in front of the Mississippi Supreme Court. While the outcome of the action described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

    In August of 1997, Casino Technology Incorporated ("CTI"), filed a demand for arbitration of certain issues arising out of a Cross-License Agreement between CTI and the Company pursuant to which the Company marketed the Caribbean Stud video poker game. CTI alleged that the Company failed to pay royalty fees due under the agreement. The Company had accrued approximately $2,000,000 as of December 31, 1997 with respect to potential obligations arising out of this agreement. The Company contested this amount because it believed it had been damaged as a result of certain actions and/or omissions of CTI and its principal. The Company filed its Answer and Counterclaim on October 31, 1997, alleging misrepresentation/fraudulent inducement and breach of contract on behalf of CTI. CTI filed a response to the Company's counterclaim. Due to the inherent risks and ongoing expense of maintaining litigation, management determined it to be in the best interest of the Company to settle this matter, pursuant to which the Company agreed to pay CTI approximately $1,880,000. The accrual has been adjusted as of December 31, 1998 to reflect the settlement amount.

    On May 19, 1998, Acres Gaming Corporation filed an action against the Company, Mikohn Gaming Corporation, New York New York Hotel & Casino, LLC, and Sunset Station Hotel & Casino, in the Federal Court for the State of Nevada, alleging that the Company's ProTurbo Software module violated certain patent rights of Acres Gaming. Acres Gaming also filed a Motion for Preliminary Injunction, which was later withdrawn by Acres. The Company has answered the lawsuit asserting defenses and counterclaims seeking a declaration of invalidity, noninfringement and unenforceability of the patent asserted. The Company believes this action is without merit and will continue to vigorously defend itself. While the outcome of this lawsuit is not presently determinable, management does not expect that the outcome will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

    On November 17, 1998, Acres filed a second lawsuit against the Company alleging that the Company's
ProTurbo Software module violates certain patent rights of a second Acres patent. CDS has filed an answer and a counterclaim seeking a declaration of invalidity, noninfringement and unenforceability of the patent asserted. The Company has filed additional counterclaims for alleged patent misuse, spoliation of evidence, antitrust violations and unfair competition. The Company believes that this action is without merit and will continue to vigorously defend itself. While the outcome of this lawsuit is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(17) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company and its subsidiaries are also involved from time to time in other various claims and legal actions arising in the ordinary course of business including, but not limited to, administrative claims and legal actions brought in state and federal courts by patrons of the Company's MSP games, wherein the patron may allege the winning of jackpot awards or some multiple thereof. Because of the size of the jackpots that a patron may play for, related patron disputes often involve sizable claims. The loss of a sizable patron dispute claim could have a material adverse effect on the Company. However, management believes that the likelihood of success by those making such claims is remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(18) SUPPLEMENTAL FINANCIAL INFORMATION

    (Dollars in thousands)

    CASH FLOW INFORMATION

    Payments for interest expense for the years ended December 31, 1998, 1997 and 1996 were approximately $183, $324 and $481, respectively.

    Payments for income taxes for the years ended December 31, 1998, 1997 and 1996 were approximately $0, $0 and $5,039 respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's year ended December 31, 1998 and forwarded to stockholders prior to the Company's 1999 Annual Meeting of Stockholders (the "1998 Proxy Statement"), is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information in the 1998 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information in the 1998 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof" to, but not including, the caption "Election of Directors" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information in the 1998 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) These documents are listed in the Index to Consolidated Financial Statements and Supplementary Data in Item 8 of this report.

(a)(2)  Schedules

        See Schedule attached.

                                   FORM 10-K

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                BALANCE AT    CHARGED TO                                   BALANCE AT
                                               BEGINNING OF    COST AND      CHARGED TO                    END OF THE
                                                 THE YEAR      EXPENSES    OTHER ACCOUNTS    DEDUCTIONS       YEAR
                                               ------------  ------------  ---------------  ------------  ------------
Year ended December 31, 1998:
Allowance for doubtful accounts..............  $  5,390,000  $          0     $       0     $  1,874,000  $  3,516,000
Allowance for obsolescence...................  $  1,125,000  $    966,000     $       0     $    654,000  $  1,437,000

Year ended December 31, 1997:
Allowance for doubtful accounts..............  $  2,867,747  $  3,717,389     $       0     $  1,195,136  $  5,390,000
Allowance for obsolescence...................  $          0  $  1,125,000     $       0     $          0  $  1,125,000

Year ended December 31, 1996:
Allowance for doubtful accounts..............  $     88,848  $  2,792,747     $       0     $     13,848  $  2,867,747
Allowance for obsolescence...................  $          0  $          0     $       0     $          0  $          0

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Casino Data Systems has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                CASINO DATA SYSTEMS

                                              /s/ STEVEN A. WEISS
                                -------------------------------------
                                By:  Steven A. Weiss,
                                     Chief Executive Officer and Chairman of
                                     the Board
                                     (Principal Executive Officer)

                                Date: March 26, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     /s/ STEVEN A. WEISS
------------------------------
    Steven A. Weiss, Chief      Date: March 26, 1999
    Executive Officer and
    Chairman of the Board
    (Principal Executive
    Officer)

        /s/ LEE LEMAS
------------------------------
    Lee Lemas, Chief Financial  Date: March 26, 1999
    Officer and Chief
    Operating Officer
    (Principal Financial and
    Accounting Officer)

        /s/ PHIL BRYAN
------------------------------
     Phil Bryan, Director       Date: March 26, 1999

       /s/ HOWARD YENKE
------------------------------
    Howard Yenke, Director      Date: March 26, 1999

      /s/ THOMAS GARDNER
------------------------------
   Thomas Gardner, Director     Date: March 26, 1999