Form 10-K405/A
period 1998-12-31
CASINO DATA SYSTEMS
filed 1999-04-30
CIK 898756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FORM 10-K/A NO. 1

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    As of April 23, 1999, 18,065,897 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on April 23, 1999, was $46,319,749. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The following persons currently serve the Company as executive officers and/or members of its Board of Directors. Each director has consented to serve an additional term, if elected at the Company's next annual meeting of shareholders.

    STEVEN A. WEISS, age 36, founded the Company in June 1990 and served as the Company's Chairman of the Board from June 1990 to August 1994, and from November 1994 to the present. Mr. Weiss has served as an executive officer of the Company since its inception, including as Chief Executive Officer, and currently serves as President of its Research and Development Division. Mr. Weiss designed the prototype slot accounting and player tracking system that evolved into the Company's OASIS information management system in 1991. Prior thereto, Mr. Weiss was employed by Bally as a consultant for Bally's slot information system.

    PHIL E. BRYAN, age 59, has served as a director of the Company since April 1995. Mr. Bryan also served as Chief Executive Officer of the Company from April 1995 to April 1996. Mr. Bryan became the Chief Operating Officer, President and a director of Boomtown, Inc. in April, 1996. Mr. Bryan has more than thirty years' experience in the gaming industry, serving as President and Chief Executive Officer of the Gold River Operating Corp. from January 1993 to February 1995. Prior thereto, Mr. Bryan served as President of the Sands Hotel and Casino in Las Vegas from January to April 1992 and as Chief Executive Officer of the Peppermill Casino Resort in Reno, Nevada from August 1982 to January 1992.

    LEE LEMAS, age 52, joined the Company as Chief Financial Officer in July 1998. Ms. Lemas is currently Chief Operating Officer, Chief Financial Officer and Vice President of Finance. Prior to joining CDS in 1998 and beginning in 1997, Ms. Lemas served as the Director of Finance for O.R. Technology. From 1995 to 1997, Ms. Lemas served as Chief Financial Officer of Amdahl's Open Enterprise Systems. From 1991 to 1995, Ms. Lemas served as Chief Financial Officer at nCUBE where, for a period of six months, she was also acting Vice President of Manufacturing.

    HOWARD W. YENKE, age 62, served the Company as Chief Executive Officer from June 1998 to February 19, 1999, and has served as a Director since June 1998. Prior to joining the Company, Mr. Yenke served as President and Chief Executive Officer of Silent Systems, Inc., a private company providing thermal and acoustic products to the personal computer industry, a position he began in November 1997. From June 1996 to November 1997, Mr. Yenke served as President, Chief Executive Officer and Director of Lanart Corporation, a privately held company providing LAN connectivity solutions to the computer industry. Mr. Yenke was also President and CEO of Enterprise Development Corporation of Palm Beach County, a not-for-profit consulting services company, from November 1994 to November 1996. During the same time period, Mr. Yenke was President, CEO and Director of Technology Deployment Holdings Company, Inc., a for profit investment firm. From May 1994 to October 1994, Mr. Yenke served as President, CEO and Director of ARCO Computer Products Company, a privately held company providing PC peripheral products to the computer industry. From 1989 to 1994, Mr. Yenke was employed by Boca Research, Inc. in several capacities including President and CEO. Prior thereto, Mr. Yenke was employed by IBM Corporation for over 25 years in various executive and management positions. Mr. Yenke also sits on the boards of directors of Checkmate Electronics, Inc., Access Solutions International, Inc., and Communications Systems International.

    THOMAS E. GARDNER, age 61, is President of LJT Associates, a consulting firm which provides strategic planning, financial and management services to corporations and assists investors in late stage venture capital opportunities and acquisitions, a position he has held since 1993. From 1990 to 1992, Mr. Gardner was Director Treasury Management Information with BankBoston Corporation. From 1979 to 1990 Mr. Gardner was Senior Vice President and a member of the senior management committee with a predecessor bank, Rhode Island Hospital Trust National Bank, and acted as head of Treasury and Chairman of the Asset and Liability Management Committee. Mr. Gardner is Chairman of the Board of Directors of Access Solutions International, Inc. and a Director of Mossberg Industries, Inc.

    JOHN F. (JACK) HARVEY, age 76, is an independent business consultant. He served on the Board of Directors of Del Webb Corporation from 1988 to 1994. Mr. Harvey was a lecturer and member of the Finance faculty for the College of Business and Economics at the University of Nevada, Las Vegas from 1986 to 1992. Prior to his retirement in 1986, Mr. Harvey was Senior Vice President, Treasurer, Chief Financial Officer and a director of Summa Corporation (currently The Howard Hughes Corporation).

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by each executive officer of the Company whose salary and bonus during the year ended December 31, 1998 exceeded $100,000, or would have exceeded $100,000 had they been employed by the Company at the end of the fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG-
                                                                                                   TERM
                                                                                                  COMPEN-
                                                                    ANNUAL COMPENSATION           SATION
                                                             ---------------------------------    AWARDS
                                                                                    ALL OTHER   -----------
                                                                                     ANNUAL     SECURITIES     ALL OTHER
                                                  FISCAL      SALARY      BONUS      COMPEN-    UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION                        YEAR         ($)        ($)     SATION ($)    OPTIONS #        ($)
----------------------------------------------  -----------  ---------  ---------  -----------  -----------  -------------

Steven A. Weiss...............................        1998     300,000         --       9,600(1)    100,000
  Chairman of the Board                               1997     300,000         --       9,600(1)         --
                                                      1996     279,500         --       9,600(1)     52,750

Lee Lemas (2).................................        1998     147,913                  4,800(1)    150,000
  Chief Financial Officer

Howard Yenke (3)..............................        1998     146,154                  5,539(1)    250,000

Diana L. Bennett..............................        1998     200,000         --       9,600(1)    100,000
  President and Chief Operating Officer (4)           1997     200,000     45,000       9,600(1)     20,000
                                                      1996     160,778                  9,563(1)     55,000

Kenneth S. Hardesty...........................        1998      82,692         --                  285,000        36,000(6)
  Chief Executive Officer (5)                         1997      14,423         --

Michael Perez (7).............................        1998     171,538                              60,000

------------------------

(1) Represents automobile allowances provided to the Company's executive officers.

(2) Ms. Lemas became an executive officer of the Company in July 1998.

(3) Mr. Yenke served as Chief Executive Officer from June 1998 to February 19, 1999.

(4) Ms. Bennett served as the Company's President and Chief Operating Officer from January 1996 to February 1999.

(5) Mr. Hardesty served as the Company's Chief Executive Officer from December, 1997 to May 15, 1998.

(6) Represents a rental expense of $6,000 and a relocation expense allowance in the amount of $30,000 paid pursuant to Mr. Hardesty's employment agreement with the Company.

(7) Mr. Perez served as Chief Financial Officer from January 13, 1998 to June 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

    The following table summarizes information with respect to options granted to the executive officers named in the Summary Compensation Table during the last fiscal year.

                                                                                                POTENTIAL REALIZABLE
                                                        INDIVIDUAL GRANTS                             VALUE OF
                                                  ------------------------------                ASSUMED ANNUAL RATES
                                                    PERCENTAGE                                           OF
                                                     OF TOTAL                                        STOCK PRICE
                                    NUMBER OF         OPTIONS                                       APPRECIATION
                                    SECURITIES      GRANTED TO      EXERCISE OR                  FOR OPTION TERM (2)
                                    UNDERLYING     EMPLOYEES IN     BASE PRICE     EXPIRATION   ---------------------
NAME                              OPTION GRANTED    FISCAL YEAR      ($/SHARE)        DATE       5% ($)     10% ($)
--------------------------------  --------------  ---------------  -------------  ------------  ---------  ----------

Steven A. Weiss.................       100,000             8.5       $    1.81      10/26/2008    113,830     288,467

Lee Lemas.......................        50,000             4.3       $    3.00      03/09/2008     90,190     226,464
                                       100,000             8.5       $    1.53      10/09/2008     96,221     243,843

Howard Yenke....................       250,000            21.3       $    3.19      06/04/2008    501,543   1,271,010

Diana L. Bennett................       100,000             8.5       $    1.81      10/26/2008    113,830     288,467

Mike Perez (3)..................       100,000             8.5       $    3.13      01/13/2003     87,078     192,609

------------------------

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

(3) Mr. Perez left the Company in June 1998 and his options have expired.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

    The following table summarizes information with respect to options held by the executive officers named in the Summary Compensation Table and the value of the options held by such persons as of the end of the last fiscal year.

                                                                                                  VALUE OF UNEXERCISED
                                                                                                        IN-THE-
                                                                     NUMBER OF UNEXERCISED      MONEY OPTIONS AT FY-END
                                     SHARES                          OPTIONS AT FY-END (#)                ($)
                                   ACQUIRED ON         VALUE       --------------------------  --------------------------
NAME                              EXERCISE (#)     REALIZED ($)    EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-------------------------------  ---------------  ---------------  -----------  -------------  -----------  -------------

Steven A. Weiss................        --               --            135,812        109,750            0    $    19,000

Lee Lemas......................        --               --             12,500        137,500    $       0    $    47,000

Howard Yenke...................        --               --                  0        250,000            0              0

Diana L. Bennett...............        --               --             29,167        145,833            0         19,000

Kenneth S. Hardesty............        --               --                  0              0            0              0

Mike Perez.....................        --               --                  0              0            0              0

EMPLOYMENT AGREEMENTS

    The Company entered into an employment agreement with Mr. Weiss that expires on December 31, 1999, and is terminable by the Company or Mr. Weiss upon notice. The agreement provides for an annual base salary of $300,000. Mr. Weiss is subject to certain non-competition provisions during the term of the employment agreement and for two years thereafter, unless the employment agreement is terminated by the Company or Mr. Weiss under certain circumstances, including in the event of a change in control of the Company.

    The Company entered into an employment agreement with Ms. Lemas that expires on December 31, 1999, and is terminable by the Company or Ms. Lemas upon notice. The agreement provides for an annual salary of $215,000. Ms. Lemas is subject to certain non-competition provisions during the term of the employment agreement and for one year thereafter, unless the agreement is terminated by the Company or Ms. Lemas under certain circumstances, including in the event of a change in control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's Compensation Committee consists of Messrs. Thomas E. Gardner and Phil E. Bryan.

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

    Effective in April 1996, the Compensation Committee instituted a bonus incentive compensation plan which allows each executive to earn a percentage of such executive's salary (up to 50%), payable quarterly, dependent upon the Company's earnings performance for such fiscal year.

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

    While the value realizable from exercisable options is dependent upon the extent to which the Company's performance is reflected in the market price of the Company's common stock at any particular point in time, the decision as to whether such value will be realized in any particular year is determined by each individual executive and not by the Compensation Committee. Accordingly, when the Committee recommends that an option be granted to an executive, that recommendation does not take into account any gains realized that year by that executive as a result of his or her individual decision to exercise an option granted in a previous year.

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

                 By the Compensation and Stock Option Committee

                                        THOMAS E. GARDNER
                                        PHIL E. BRYAN, JR.

                            STOCK PERFORMANCE GRAPH

    The Securities and Exchange Commission (the "SEC") requires that the Company include in this Form 10-K/A a line-graph presentation comparing cumulative, five-year return to the Company's stockholders (based on appreciation of the market price of the Company's common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or peer group index constructed by the Company. The following presentation compares the Company's common stock price from December 31, 1993 to December 31, 1998, to the S&P 500 Stock Index and a "peer group" index created by the Company over the same period. The "peer group" index that the Company believes is representative of its industry includes Acres Gaming, Inc., Alliance Gaming Corporation, Anchor Gaming, GTech Holdings Corp., International Game Technology, Shuffle Master, Inc., Powerhouse Technologies, Inc. (formerly know as Video Lottery Technologies, Inc.), WMS Industries, and Silicon Gaming, Inc.

    In the graph, the presentation assumes that the value of an investment in each of the Company's common stock, the S&P 500 Index, and the two peer group indices was $100 on December 31, 1993, and that any dividends paid were reinvested in the same security.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

   TOTAL RETURN ANALYSIS

                              Casino Data Systems    Peer Group    S&P 500
12/31/1993                                $100.00       $100.00    $100.00
12/31/1994                                 $60.00        $61.51    $101.53
12/29/1995                                $142.86        $72.35    $139.69
12/30/1996                                 $58.93        $95.97    $171.82
12/31/1997                                 $24.64       $119.93    $229.13
12/31/1998                                 $17.14       $123.77    $293.74

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

                                                                                             BENEFICIAL OWNERSHIP
                                                                                                      (1)
                                                                                            -----------------------
NAME OF BENEFICIAL OWNER                                                                      NUMBER      PERCENT
------------------------------------------------------------------------------------------  ----------  -----------

Steven A. Weiss (2).......................................................................   2,913,967        16.0%

Lee Lemas (3).............................................................................      12,500           *

Howard Yenke..............................................................................       5,000           *

Phil E. Bryan (4).........................................................................      14,063           *

Thomas E. Gardner (5).....................................................................       6,625           *

John F. Harvey............................................................................       1,000           *

Franklin Resources, Inc. (6)..............................................................   1,575,000         8.7%

All current executive officers, directors and director nominees,
  as a group (6 persons) (7)..............................................................   3,015,655        16.5%

------------------------

*   Less than one percent.

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of the Company's common stock subject to options currently exercisable or exercisable within 60 days of the date hereof, are deemed outstanding for computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable, and that there are no other affiliations among the stockholders listed in the table.

(2) The address of such person is 3300 Birtcher Drive, Las Vegas, Nevada 89118. Includes options to purchase 135,812 shares that are exercisable within 60 days. Also includes 453,225 shares which are held by a trust for the benefit of Mr. Weiss' spouse and 353,024 shares which are held by a trust of which Mr. Weiss' spouse is one of the beneficiaries. Mr. Weiss disclaims beneficial ownership of these shares.

(3) Includes options to purchase 12,500 shares that are exercisable within 60 days.

(4) Includes options to purchase 14,063 shares that are exercisable within 60 days.

(5) Includes options to purchase 5,625 shares that are exercisable within 60 days.

(6) Based on the most recent Schedule 13G filed with the Securities and Exchange Commission on January 26, 1999, on behalf of Franklin Resources, Inc., a holding company; Charles B. Johnson and Rupert H. Johnson, Jr., principal shareholders of the holding company; and Franklin Advisory Services, Inc., an Investment Adviser. The address of such entity is 777 Mariners Island Boulevard, San Mateo, California 94404.

(7) Includes options to purchase 230,500 shares that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    (None).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)        These documents are listed in the Index to Consolidated Financial Statements and Supplementary Data in Item 8 of the Company's Form 10-K405.

(a)(2)        Schedules

              See Schedule attached.

(a)(3)        EXHIBITS

   EXHIBIT                                                  DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

       3.1   Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's
             Registration Statement on Form SB-2 (File No. 33-59148LA)).

       3.2   By-laws (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form
             SB-2 (File No. 33-59148LA)).

      10.1   1993 Employee Stock Option and Compensation Plan, as amended (incorporated herein by reference to Exhibit
             10.9 of the Company's Registration Statement on Form SB-2 (File No. 33-59148LA)).+

      10.2   1994 Non-Employee Director Option Plan (incorporated by reference to Exhibit A of the Registrant's Proxy
             Statement dated June 13, 1995).+

      10.3   Employment Agreement dated as of January 1, 1999 by and between the Company and Steven Weiss.+

      10.4   Employment Agreement dated as of January 27, 1997 between Diana L. Bennett and Casino Data Systems
             (incorporated by reference as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December
             31, 1997).+

      10.5   Employment Agreement dated as of February 16, 1999 by and between the Company and Lee Lemas.+

        22   Subsidiaries of the Registrant.

      24.1   Consent of KPMG Peat Marwick LLP.*

        27   Financial Data Schedule*

------------------------

+   Executive Compensatory Plan or Arrangement

* Filed with the Company's Form 10-K for the fiscal year ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Casino Data Systems has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                CASINO DATA SYSTEMS

                                                 /s/ LEE LEMAS
                                -------------------------------------
                                By:  Lee Lemas,
                                     Chief Operating Officer,
                                     Chief Financial Officer and
                                     Vice President--Finance
                                     (Principal Financial Officer)

                                Date: April 30, 1999