Form 10-Q
period 1999-03-31
CASINO DATA SYSTEMS
filed 1999-05-17
CIK 898756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended: MARCH 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the transition period from          to
                                             --------    --------

                                     0-21426
                                     -------
                            (Commission file number)

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


                  3300 BIRTCHER DRIVE, LAS VEGAS, NEVADA 89118
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,065,897 SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 28, 1999.

                               CASINO DATA SYSTEMS
                                      INDEX



                                                                                        PAGE NO.
                                                                                        --------

PART I.                             FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                  Unaudited Condensed Consolidated Balance Sheets
                  March 31, 1999 and December 31, 1998 (audited)                              3-4

                  Unaudited Condensed Consolidated Statements of Operations
                  For the three months ended March 31, 1999 and 1998                            5

                  Unaudited Condensed Consolidated Statements of Cash Flows
                  For the three months ended March 31, 1999 and 1998                           6

                  Notes to Condensed Unaudited Consolidated Financial
                  Statements                                                                 7-11


        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       12-16

        Item 7a.  Quantitative and Qualitative Disclosures about Market Risk                   17



PART II.          OTHER INFORMATION

        Items 1- 6                                                                          19-20

        Signatures                                                                             21



PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               CASINO DATA SYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                 March 31,    December 31,
                                                                   1999          1998
                                                               (UNAUDITED)
                                                                ---------     ------------

ASSETS
Current Assets:
     Cash and cash equivalents .............................   $  4,497         $  5,141
     Restricted cash and cash equivalents ..................      7,754            8,111
     Investment securities .................................      1,716            1,691

     Restricted investment securities ......................      1,426              959
     Accounts receivable, net of allowance for doubtful
       accounts of $2,922 and $3,516, respectively .........     15,261           13,421
     Current portion of notes receivable ...................      2,228            2,284
     Income tax receivable .................................        642              642
      Inventories ..........................................     20,914           19,147
     Deferred tax asset ....................................      1,176            1,176
     Assets held for sale ..................................        922              922
     Prepaid expenses and other current assets .............        213              244
                                                               --------         --------
       Total current assets ................................     56,749           53,738
                                                               --------         --------

Property and equipment, net of accumulated depreciation
of $6,002 and $5,349 respectively ..........................     19,546           19,828
Restricted investment securities ...........................     14,196           14,623
Notes receivable, excluding current portion ................      1,119            1,137
Intangible assets, net of accumulated amortization of $3,213
     and $2,795, respectively ..............................      4,264            4,649
Software development costs, net of accumulated amortization
     of $1,004 and $626, respectively ......................      3,426            3,804
Deposits ...................................................        408              391
Deferred tax asset .........................................        840              840
                                                               --------         --------
       Total non-current assets ............................     43,799           45,272
                                                               --------         --------


Total assets ...............................................   $100,548         $ 99,010
                                                               --------         --------
                                                               --------         --------




                                   (continued)


 See accompanying notes to condensed unaudited consolidated financial statements

LIABILITIES AND SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)


                                                   March 31,   December 31,
                                                     1999         1998
                                                  (UNAUDITED)
                                                   ---------   ------------

Current liabilities:
     Current portion of long-term debt .........   $    78       $   211
     Accounts payable ..........................     3,499         3,687
Accrued expenses and customer deposits .........     9,140         8,026
     Accrued slot liability ....................     2,080         2,107
                                                   -------       -------
       Total current liabilities ...............    14,797        14,031
                                                   -------       -------

Non-current liabilities:
     Accrued slot liability ....................    19,419        18,839
                                                   -------       -------
       Total non-current liabilities ...........    19,419        18,839
                                                   -------       -------

Shareholders' equity:
     Common stock, no par value.  Authorized
     100,000,000 shares;  issued and outstanding
     18,065,897 shares at March 31, 1999 and
      December 31, 1998 ........................    83,790        83,790
     Accumulated deficit .......................   (17,458)      (17,650)
                                                   -------       -------
       Total shareholders' equity ..............    66,332        66,140
                                                   -------       -------

Total liabilities and shareholders' equity .....  $100,548       $99,010
                                                   -------       -------
                                                   -------       -------



 See accompanying notes to condensed unaudited consolidated financial statements

                               CASINO DATA SYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                  1999         1998
                                                ---------   ---------
Revenues:
     Systems and services ...................   $  6,896    $  5,373
     Games ..................................      4,694       2,621
     Gaming operations ......................      2,200       2,811
     Signs ..................................      1,207       1,338
     TurboPower .............................        740         554
                                                --------    --------
                                                  15,737      12,697

      Cost of goods sold ....................      8,768       6,772
                                                --------    --------
      Gross Margin ..........................      6,969       5,925
                                                --------    --------

Operating expenses:
     Selling, general and administrative ....      4,419       4,358
     Research and development ...............      1,316         804
     Depreciation and amortization ..........      1,051         654
                                                --------    --------

       Total operating expenses .............      6,786       5,816
                                                --------    --------

Income from operations ......................        183         109
                                                --------    --------

Other income (expense):
     Interest and other income (expense), net        152         459
     Interest expense .......................        (40)        (83)
                                                --------    --------


       Total other income, net ..............        112         376
                                                --------    --------

Income  before income taxes .................        295         485
Income tax expense ..........................        103         165
                                                --------    --------

Net income ..................................   $    192    $    320
                                                --------    --------
                                                --------    --------

Basic net income per share ..................   $   0.01    $   0.02
                                                --------    --------
                                                --------    --------
Diluted net income per share ................   $   0.01    $   0.02
                                                --------    --------
                                                --------    --------
Basic weighted average shares outstanding ...     18,066      18,066
                                                --------    --------
                                                --------    --------
Diluted weighted average shares outstanding .     18,386      18,117
                                                --------    --------
                                                --------    --------

 See accompanying notes to condensed unaudited consolidated financial statements

                      CASINO DATA SYSTEMS AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (Unaudited)

                             (DOLLARS IN THOUSANDS)


                                                                                   1999             1998
                                                                                ------------    -------------

Cash flows from operating activities:
    Net income                                                                   $   192         $    320
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                             1,051              654
         Amortization of intangible assets                                           337              337
         Amortization of software development                                        102               --
         Loss on disposal of assets                                                  100               --
         Provision for doubtful accounts                                              --               32
         Net decrease in deferred tax asset                                           --              165
         Changes in assets and liabilities:
             Decrease (increase) in restricted cash                                  357             (742)
             (Increase) decrease in accounts receivable and
               notes receivable                                                   (1,766)           1,527
             Increase in inventories                                              (1,767)            (479)
              Decrease (increase) in prepaid expenses, other current
               assets and deposits                                                    14              (45)
             Decrease in accounts payable                                           (188)          (1,343)
             Increase in accrued liabilities, customer deposits and
               slot liability                                                      1,667              284
                                                                                ------------    -------------

                Net cash provided by operating activities                             99              710
                                                                                ------------    -------------
Cash flows from investing activities:
     Increase in investment securities - Current                                     (25)              --
     Increase in restricted investment securities - Current                         (467)            (444)
     Increase in investment securities - Noncurrent                                   --             (161)
     Decrease (increase) in restricted investment securities -                       427             (221)
       Noncurrent
     Increase in intangible assets                                                   (33)             (17)
     Increase in software development                                                 --             (750)
     Increase in property and equipment                                             (512)            (101)
                                                                                ------------    -------------

                  Net cash used in investing activities                             (610)          (1,694)
                                                                                ------------    -------------
Cash flows from financing activities:
    Repayment of notes payable                                                      (133)            (536)
                                                                                ------------    -------------

                  Net cash used in financing activities                             (133)            (536)
                                                                                ------------    -------------

Net decrease in cash and cash equivalents                                           (644)          (1,520)
Cash and cash equivalents at beginning of the period                               5,141           12,273
                                                                                ------------    -------------

Cash and cash equivalents at end of the period                                   $ 4,497         $ 10,753
                                                                                ------------    -------------
                                                                                ------------    -------------



See accompanying notes to condensed unaudited consolidated financial statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of Casino Data Systems: CDS Services Company; CDS Graphics and Imaging Company; CDS Signs, Inc.; TurboPower Software Company, and CDS Gaming Company (collectively the "Company"). The Company's operations consist principally of: (i) the development, licensing and sale of casino management information systems (the Oasis(TM) II System); (ii) the operation of multi-site link progressive (MSP) systems; (iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals and for use by the Company's own software engineers. The Company provides these products through operation of five segments: systems and services, games, recurring revenue products, signs and software development tools (TurboPower).

         The consolidated financial statements include the accounts of Casino Data Systems and all of the subsidiaries mentioned above. All significant inter-company balances and transactions have been eliminated in consolidation. Certain items for prior periods have been reclassified to conform with the current presentation. These reclassifications had no effect on net income as previously reported.

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

         The accompanying condensed unaudited consolidated financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations that will be achieved for the entire year.

(2)       BUSINESS SEGMENTS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No 131, "Disclosures About Segments of an Enterprise and Related Information" for financial statements for periods ending after December 15, 1997. This statement supersedes Statement No. 14 and provides accounting guidance for reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim financial reports. Following is the disclosure of the above items that management utilizes in measuring the profit or loss of each of the Company's segments. Note that the dollar amounts are in thousands.


                                                                                           REVENUES
                                                                                           --------
                                                                                Three Months Ended March 31,

                                                                              1999                        1998
                                                                              ----                        ----
              Systems and Services.....................................   $  6,896                    $  5,373
              Games....................................................      4,694                       2,621
              Recurring Revenue........................................      2,200                       2,811
              Signs....................................................      1,207                       1,338
              TurboPower...............................................        740                         554
                                                                         ---------                   ---------
                Total..................................................   $ 15,737                    $ 12,697
                                                                         ---------                   ---------
                                                                         ---------                   ---------




                                                                             INCOME (LOSS) FROM OPERATIONS
                                                                             -----------------------------
                                                                              Three Months Ended March 31,

                                                                           1999                         1998
                                                                           ----                         ----

              Systems and Services.....................................     $2,739                      $589
              Games....................................................    (2,268)                    (1,016)
              Recurring Revenue........................................      (361)                       140
              Signs....................................................      (239)                       267
              TurboPower...............................................        312                       129
                                                                       -----------                  --------
                Total.................................................. $      183                  $    109
                                                                       -----------                  --------
                                                                       -----------                  --------


Corporate expenses have been allocated to each segment based on management's estimate of each segment's utilization of corporate resources.

(3)    NET INCOME PER SHARE:
       (IN THOUSANDS EXCEPT PER SHARE DATA)


The following is an analysis of the components of the shares used to compute net income per common share pursuant to SFAS 128:

                                                     Three months       Three months
                                                         ended               ended
                                                       March 31,           March 31,
                                                          1999               1998
                                                       ---------           ---------
Numerator for  earnings per share -net
            Income                                      $   192              $  320
                                                        -------              ------

Denominator:

   Denominator for basic earnings per share-
   weighted average shares
                                                         18,066              18,066
Effect of dilutive securities
   Stock options                                            320                  51
                                                      ----------           ---------
Denominator for diluted earnings per share -
adjusted weighted average shares and assumed
issuances                                                18,386              18,117
                                                     ----------           ---------
Denominator for diluted earnings per share -

Basic earnings per share                                 $ 0.01              $ 0.02
                                                     ----------           ---------
                                                     ----------           ---------



Diluted earnings per share                               $ 0.01              $ 0.02
                                                     ----------           ---------
                                                     ----------           ---------




(4)    COMMITMENTS & CONTINGENCIES

         In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial base jackpot component followed by an annuity (progressive component) paid out over 20 years after the prize is won. The base jackpot component is charged against income ratably over the amount of coin play expected to precede payout based on a statistical analysis. The progressive jackpot component increases based on the number of coins played. The accrual of these liabilities commensurate with coin play matches recognition of costs and revenues. The possibility exists that the winning combination may be hit before the Company has fully accrued the base jackpot component, at which time any unaccrued portion would be expensed. There was no unaccrued portion at March 31, 1999. To ensure adequate funds are available to pay the slot liability and to comply with gaming regulatory requirements, the Company has established restricted cash accounts aggregating $7,754,000 at March 31, 1999. The Company also has restricted investment securities of $15,622,000 for the annuity payments for jackpots already won.

         In December, 1996, a class action complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. Three additional purported shareholder class actions were filed in 1997 in connection with the same drop in stock price following the December 16, 1996 press release. The Company won a motion to dismiss the First Amended Complaint filed by Edwards. The court, however, granted Edwards leave to amend his Complaint. On July 13, 1998, Edwards filed a Second Amended Complaint. Pending settlement, the parties stipulated to stay the Company's response to this complaint. On May 29, 1997, SCHWARTZ V. CASINO DATA SYSTEMS, was filed in the United States District Court for the District of Nevada, alleging violations of Sections 10(b) and 20(a) of the 1934 ACT and SEC Rule 10b-5 and seeking economic recovery on behalf of the same alleged class of investors. On December 16, 1997, GRANT V. CASINO DATA SYSTEMS, was filed in the District Court of the State of Nevada alleging common law fraud and seeking economic recovery on behalf of the same alleged class of investors. On December 9, 1997, GIOVANNONI V. CASINO DATA SYSTEMS, was filed in the Superior Court of the State of California in San Francisco alleging violation of California Corporations Code Sections 25400 and 25500 and California Business and Professions Code Sections 17200 and 17500. Management believes these claims were without merit, and would have continued to vigorously defend against them. However, due to the inherent risks and ongoing expense of maintaining litigation, management determined it to be in the best interests of the Company to settle the claims. Subject to court approval, the parties have agreed to a settlement of all four related lawsuits, pursuant to which the Company paid $1 million in November 1998. The settlement is proceeding through the court. Notice of the lawsuit proposed settlement has been sent to class members. The related charge was reflected as loss from shareholder suit in the consolidated statement of operations for the year ended December 31, 1998.

         A patron dispute was filed against the Company in connection with the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by the patron. The patron appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission's decision and ordered the Company to pay the jackpot plus interest from April 8, 1995. The Company contends the ruling is in error and has appealed the decision to the Mississippi Supreme Court. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company reduced the Cool Millions dollar Mississippi jackpot by $1,742,000. If successful on appeal, the Company would return this amount to the Company's then-existing outstanding multi-site progressive system jackpot, as directed by the Mississippi Gaming authorities. The Company has accrued the entire jackpot and continues to accrue interest in the event the Company loses its appeal. The Company has accrued $391,021 of interest expense as of March 31, 1999. CDS has filed an appeal brief with, and has had oral argument in front of, the Mississippi Supreme Court. The parties await a decision from the count. While the outcome of the action described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

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

         On November 17, 1998, Acres filed a second lawsuit against the Company alleging that the Company's Pro Turbo Software module violates certain patent rights of a second Acres patent. CDS has filed an answer and a counterclaim seeking a declaration of invalidity, noninfringement and unenforceability of the patent asserted. The Company has filed additional counterclaims for alleged patent misuse, spoliation of evidence, antitrust violations and unfair competition. The Company believes that this action is without merit and will continue to vigorously defend itself. While the outcome of this lawsuit is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED
 TO THE THREE MONTHS ENDED MARCH 31, 1998


OVERVIEW

       Income from operations increased from $109,000 and for the three months ended March 31, 1998 to $183,000 for the same period in 1999, an increase of $74,000 or 68%. Net income decreased from $320,000 for the three months ended March 31, 1998 to $192,000 for the same period in 1999, a decrease of $128,000 or 40%. The increase in income from operations is primarily attributable to an increase in sales from the Oasis Windows* based product which became available for sale late in the fourth quarter of 1998 and increased sales of Bandit(TM) Bingo games. In addition to increasing revenues, the Company reduced costs and increased production efficiencies relative to the same period in 1998. The decrease in net income is primarily due to a decrease in other income which is attributable to a loss on disposal of assets combined with a decrease of interest income due to lower investment balances.

REVENUES

       Total revenues increased from $12,697,000 for the three months ended March 31, 1998 to $15,737,000 for the same period in 1999, an increase of $3,040,000 or 24%. This increase is primarily attributable to increased system and services sales of $1,523,000 and increased game sales of $2,073,000, partially offset by a decrease in revenue from recurring revenue products of $611,000.

       System and services revenues increased from $5,373,000 for the three months ended March 31, 1998 to $6,896,000 for the same period in 1999, an increase of $1,523,000 or 28%. The increase in systems and services revenues is primarily attributable to sales of the Company's Windows based Oasis product which was introduced into the market for sale late in the fourth quarter of 1998.

       Revenues from game sales increased from $2,621,000 for the three months ended March 31, 1998 to $4,694,000 for the same period in 1999, an increase of $2,073,000 or 79%. This increase is primarily attributable to the increased portfolio of games available for sale. The most notable new addition and contributor to the increased sales is the Bandit(TM) Bingo game.

       Revenues from the recurring revenue segment decreased from $2,811,000 for the three months ended March 31, 1998 to $2,200,000 for the same period in 1999, a decrease of $611,000 or 22%. This decrease is primarily attributable to a decrease in the number of operating units and lower level of play on the Company's Cool Millions products for the three months ended March 31, 1999 as compared to the same period in 1998.

       Revenues from TurboPower Software increased from $554,000 for the three months ended March 31, 1998 to $740,000 for the same period in 1999, an increase of $186,000 or 34%. This increase is primarily attributable to sales of a new product released in the first quarter of 1999.

       Revenues from sign sales decreased from $1,338,000 for the three months ended March 31, 1998 to $1,207,000 for the same period in 1999, a decrease of $131,000 or 10%.

GROSS MARGIN

       Total gross margin increased from $5,925,000 for the three months ended March 31, 1998, to $6,969,000 for the same period in 1999, an increase of $1,044,000 or 18%. Gross margin as a percentage of revenues decreased from 47% for the three months ended March 31, 1998 to 44% for the same period in 1999. The decrease in gross margin is primarily attributable to the sales mix, which was more heavily weighted toward game sales which generally have a lower gross margin than the Company's other products.

       Systems and services gross margin increased from $3,228,000 for the three months ended March 31, 1998 to $5,314,000 for the same period in 1999, and increase of $2,086,000 or 65%. This increase is attributable to increased sales combined with a sales mix more heavily weighted toward software sales which generally have higher gross margins than other systems and services products.

       Gross margin contributed by game sales decreased from $122,000 for the three months ended March 31, 1998 to a loss of $141,000 for the same period in 1999, a decrease of $263,000 or 216%. This decrease is primarily attributable inefficiencies related to the initial production of the Bandit Bingo games.

       Gross margin contributed by recurring revenue products decreased from $1,273,000 for the three months ended March 31, 1998 to $779,000 for the same period in 1999, a decrease of $494,000 or 39%. This decrease is primarily attributable to decreased revenues and to one-time rollout expenses associated with the Company's Xtreme Link products.

       Gross margin from TurboPower Software increased from $559,000 for the three months ended March 31, 1998 to $739,000 for the same period in 1999, an increase of $180,000 or 32%. This increase is due primarily to increased sales.

       Gross margin from sign sales decreased from $744,000 for the three months ended March 31, 1998 to $278,000 for the same period in 1999, a decrease of $466,000 or 63%. This decrease is primarily attributable to fixed charges spread over fewer sales.

OPERATING EXPENSES

       Operating expenses increased from $5,816,000 for the three months ended March 31, 1998, to $6,786,000 for the same period in 1999, an increase of $970,000 or 17%. Operating expenses decreased as a percentage of revenues from 46% for the three months ended March 31, 1998, to 43% for the same period in 1999.

       Selling, general and administrative expenses increased from $4,358,000 for the three months ended March 31, 1998, to $4,419,000 for the same period in 1999, an increase of $61,000 or 1%. Selling, general and administrative expenses as a percentage of revenues decreased from 34% for the three months ended March 31, 1998, to 28% for the same period in 1999. This increase in selling, general and administrative expenses is primarily attributable to higher commissions and travel and related expenses as a result of the higher revenues.

       Research and development expenses increased from $804,000 for the three months ended March 31, 1998, to $1,316,000 for the same period in 1999, an increase of $512,000 or 64%. Research and development expenses as a percentage of revenues increased from 6% for the three months ended March 31, 1998 to 8% for the same period in 1999. The increase is primarily attributable to an increase in personnel.

       Depreciation and amortization increased from $654,000 for the three months ended March 31, 1998, to $1,051,000 for the same period in 1999 an increase of $397,000 or 61%. The increase in depreciation and amortization is primarily due to an increased number of units on the Xtreme link.

OTHER INCOME, NET

       Other income is comprised of rental, interest, gain on disposal of assets, and other forms of income, offset by interest expense, loss on disposal of assets, and other transactions that are not the result of normal operations. Other income decreased from $376,000 for the three months ended March 31, 1998, to $112,000 for the same period in 1999, a decrease of $264,000 or 70%. The decrease is primarily due to a loss on disposal of assets of $100,000 and decreased interest income due to lower investment balances.

NET INCOME

       Net income decreased from $320,000 for the three months ended March 31, 1998, to $192,000 for the same period in 1999, a decrease of $128,000 or 40%. The decrease in net income is the result of the matters discussed above.

LIQUIDITY AND CAPITAL RESOURCES

       To date, the Company has financed its operating and capital expenditures primarily through cash flows from its operations and cash from proceeds of its equity offerings. The Company had cash and cash equivalents of $12,251,000 at March 31, 1999, as compared to $13,252,000 at December 31, 1998, of which $7,754,000 and $8,111,000, respectively, were restricted for payment of slot liabilities. The Company generated cash from operations of $99,000 during the three months ended March 31, 1999.

         Certain jurisdictions in which MSP systems operate require that the Company maintain restricted funds for the payment of jackpot prizes. The amount of funds required is dependent on several factors including the type and denomination of the games and the regulatory requirements. At March 31, 1999, the Company's accrued slot liability for its MSP systems aggregated $21,499,000. There was no unaccrued slot liability. In connection with these slot liabilities and in accordance with gaming requirements, the Company established restricted cash accounts aggregating approximately $7,754,000 at March 31, 1999 to ensure availability of adequate funds to pay for future jackpot liabilities. The Company also has restricted investment securities approximating $15,622,000 as of March 31, 1999 for the payment of jackpots already won. Although statistically remote, a possibility exists that multiple jackpots may be awarded prior to the time period over which game play has generated sufficient revenue to accrue each base jackpot amount. Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

       The Company's ratio of current assets to current liabilities is 3.8 to 1 at March 31, 1999, while the noncurrent liabilities to equity ratio is .29 to 1. Based on this financial position, the Company believes it could obtain additional long-term financing for growth that may result in working capital additions that exceed available cash and cash equivalents to be provided by operations. However, there can be no assurance that the Company will be able to obtain additional sources of capital.

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

         The Company is also in the process of testing all desktop computers and their associated software for year 2000 compliance. This testing is expected to be completed by September 1999. The cost of upgrading non-compliant personal computers and software is expected to be $225,000.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         In December, 1996, a class action complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. Three additional purported shareholder class actions were filed in 1997 in connection with the same drop in stock price following the December 16, 1996 press release. The Company won a motion to dismiss the First Amended Complaint filed by Edwards. The court, however, granted Edwards leave to amend his Complaint. On July 13, 1998, Edwards filed a Second Amended Complaint. Pending settlement, the parties stipulated to stay the Company's response to this complaint. On May 29, 1997, SCHWARTZ V. CASINO DATA SYSTEMS, was filed in the United States District Court for the District of Nevada, alleging violations of Sections 10(b) and 20(a) of the 1934 ACT and SEC Rule 10b-5 and seeking economic recovery on behalf of the same alleged class of investors. On December 16, 1997, GRANT V. CASINO DATA SYSTEMS, was filed in the District Court of the State of Nevada alleging common law fraud and seeking economic recovery on behalf of the same alleged class of investors. On December 9, 1997, GIOVANNONI V. CASINO DATA SYSTEMS, was filed in the Superior Court of the State of California in San Francisco alleging violation of California Corporations Code Sections 25400 and 25500 and California Business and Professions Code Sections 17200 and 17500. Management believes these claims were without merit, and would have continued to vigorously defend against them. However, due to the inherent risks and ongoing expense of maintaining litigation, management determined it to be in the best interests of the Company to settle the claims. Subject to court approval, the parties have agreed to a settlement of all four related lawsuits, pursuant to which the Company paid $1 million in November 1998. The settlement is proceeding through the court. Notice of the lawsuit proposed settlement has been sent to class members. The related charge was reflected as loss from shareholder suit in the consolidated statement of operations for the year ended December 31, 1998.

         A patron dispute was filed against the Company in connection with the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by the patron. The patron appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission's decision and ordered the Company to pay the jackpot plus interest from April 8, 1995. The Company contends the ruling is in error and has appealed the decision to the Mississippi Supreme Court. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company reduced the Cool Millions dollar Mississippi jackpot by $1,742,000. The Company has accrued the entire jackpot amount plus $391,021 of interest expense as of March 31, 1999 toward the judgment in the event the Company loses its appeal. CDS has filed an appeal brief with, and has had oral argument in front of, the Mississippi Supreme Court. The parties await a decision from the court. While the outcome of the action described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

         On November 17, 1998, Acres filed a second lawsuit against the Company alleging that the Company's Pro Turbo Software module violates certain patent rights of a second Acres patent. CDS has filed an answer and a counterclaim seeking a declaration of invalidity, noninfringement and unenforceability of the patent asserted. The Company has filed additional counterclaims for alleged patent misuse, spoliation of evidence, antitrust violations and unfair competition. The Company believes that this action is without merit and will continue to vigorously defend itself. While the outcome of this lawsuit is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

There were no reports filed on Form 8-K for the three month period ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           CASINO DATA SYSTEMS
                                                                 Registrant




Date:      MAY 15, 1999                  /S/ STEVEN A. WEISS
      ---------------------------     ------------------------------------
                                             Steven A. Weiss
                                             Chief Executive Officer and
                                             Chairman of the Board
                                             (Principal Executive Officer)


Date:         MAY 15, 1999               /S/ LEE LEMAS
      ---------------------------     ------------------------------------
                                             Lee Lemas
                                             Chief Financial Officer
                                             and Chief Operating Officer
                                             (Principal Financial and Accounting
                                             Officer)