Form 10-Q
period 1999-06-30
CASINO DATA SYSTEMS
filed 1999-08-16
CIK 898756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: JUNE 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from               to
                                   -------------   -------------


                                     0-21426
                       -----------------------------------
                            (Commission File Number)


                               CASINO DATA SYSTEMS
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                                     NEVADA
             ------------------------------------------------------
                (State or Other Jurisdiction of Incorporation or
                                  Organization)


                                   88-0261839
                      ------------------------------------
                         (I.R.S. Employer Identification
                                     Number)


                  3300 BIRTCHER DRIVE, LAS VEGAS, NEVADA 89118
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (702) 269-5000
               --------------------------------------------------
                 (Registrant's Telephone Number, Including Area
                                      Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,336,524 SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 10, 1999.


                               CASINO DATA SYSTEMS
                                      INDEX


PART I.                                    FINANCIAL INFORMATION
                                                                                                 PAGE NO.
    Item 1.    Financial Statements

               Unaudited Condensed Consolidated Balance Sheet
               June 30, 1999 and December 31, 1998 (audited)...................................      3-4

               Unaudited Condensed Consolidated Statement of Operations
               For the six months ended June 30, 1999 and 1998.................................        5

               Unaudited Condensed Consolidated Statement of Operations
               For the three months ended June 30, 1999 and 1998...............................        6

               Unaudited Condensed Consolidated Statement of Cash Flows
               For the six months ended June 30, 1999 and 1998.................................        7

               Notes to Unaudited Condensed Consolidated Financial Statements..................     8-11

    Item 2.    Management's Discussion and Analysis of Financial Condition
               And Results of Operations.......................................................    11-15

   Item 7a.    Quantitative and Qualitative Disclosures about Market Risk......................    15-16


PART II.                                     OTHER INFORMATION

   Item 1.     Legal Proceedings...............................................................    17-18

   Item 6.     Exhibits and Reports on Form 8-K................................................       18

Signatures     ................................................................................       19


PART I.                                    FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                               CASINO DATA SYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                              June 30,            December 31,
                                                                                1999                  1998
                                                                            -----------         ---------------
                                                                             (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                            $      5,076            $     5,141
     Restricted cash and cash equivalents                                        7,727                  8,111
     Investment securities                                                       1,735                  1,691
     Restricted investment securities                                            1,712                    959
     Accounts receivable, net of allowance for doubtful
         accounts of $2,287 and $3,516, respectively                            18,597                 13,421
     Current portion of notes receivable                                         4,064                  2,284
     Inventories                                                                20,955                 19,147
     Prepaid expenses and other current assets                                   2,972                  2,984
                                                                           -----------             ----------
         Total current assets                                                   62,838                 53,738
                                                                           -----------             ----------

Property and equipment, net of accumulated
     depreciation of $6,731 and $5,349, respectively                            18,688                 19,828
Restricted investment securities                                                14,698                 14,623
Notes receivable, excluding current portion                                        708                  1,137
Intangible assets, net of accumulated amortization of
     $3,653 and $2,795, respectively                                             3,850                  4,649
Software development costs, net of accumulated
     amortization of $1,383 and $626, respectively                               3,046                  3,804
Other assets                                                                     1,230                  1,231
                                                                           -----------             ----------
         Total non-current assets                                               42,220                 45,272
                                                                           -----------             ----------

         Total assets                                                     $    105,058            $    99,010
                                                                           ===========             ==========



                                   (Continued)


      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                                                              June 30,            December 31,
                                                                                1999                  1998
                                                                           ---------------      --------------
                                                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                                    $         54            $       211
     Accounts payable                                                            3,804                  3,687
     Accrued expenses and customer deposits                                     10,061                  8,026
     Accrued slot liability                                                      1,870                  2,107
                                                                           -----------             ----------
         Total current liabilities                                              15,789                 14,031
                                                                           -----------             ----------

Non-current Liabilities
     Accrued slot liability                                                     20,544                 18,839
                                                                           -----------             ----------
         Total non-current liabilities                                          20,544                 18,839
                                                                           -----------             ----------

Shareholders' Equity
     Common stock, no par value. Authorized 100,000,000
         shares; issued and outstanding 18,207,647 and
         18,065,897 at June 30, 1999 and December 31, 1998,
         respectively                                                           84,233                 83,790
     Accumulated deficit                                                       (15,508)               (17,650)
                                                                           -----------             ----------
         Total shareholders' equity                                             68,725                 66,140
                                                                           -----------             ----------

         Total liabilities and shareholders' equity                       $    105,058            $    99,010
                                                                           ===========             ==========


         See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                  (Amounts in Thousands, Except Per Share Data)


                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------------------
                                                                                1999                  1998
                                                                         ------------------     --------------
Revenue
     Systems and services                                                 $     15,083            $    10,974
     Games                                                                      15,435                  5,316
     Recurring revenue                                                           4,152                  4,901
     Signs                                                                       2,656                  2,184
     TurboPower                                                                  1,179                  1,009
                                                                           -----------             ----------
         Total revenue                                                          38,505                 24,384
                                                                           -----------             ----------

     Cost of goods sold                                                         21,531                 12,735
                                                                           -----------             ----------

     Gross margin                                                               16,974                 11,649
                                                                           -----------             ----------

Operating expenses
     Selling, general and administrative                                         9,756                  8,653
     Research and development                                                    2,560                  1,513
     Depreciation and amortization                                               2,100                  1,253
                                                                           -----------             ----------
         Total operating expenses                                               14,416                 11,419
                                                                           -----------             ----------

Income from operations                                                           2,558                    230
                                                                           -----------             ----------

Other income (expense)
     Interest and other income, net                                                765                    963
     Interest expense                                                              (28)                  (148)
                                                                           ------------            ----------
         Total other income, net                                                   737                    815
                                                                           ------------            ----------

Income before income taxes                                                       3,295                  1,045
Income tax expense                                                               1,153                    361
                                                                           -----------             ----------

Net income                                                                $      2,142            $       684
                                                                           ===========             ==========

Basic net income per share                                                $        .12            $       .04
                                                                           ===========             ==========
Diluted net income per share                                              $        .12            $       .04
                                                                           ===========             ==========

Basic weighted average shares outstanding                                       18,105                 18,066
                                                                           ===========              =========
Diluted weighted average shares outstanding                                     18,345                 18,094
                                                                           ===========              =========



      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                  (Amounts in Thousands, Except Per Share Data)

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                         -------------------------------------
                                                                                1999                  1998
                                                                         ----------------      ---------------
Revenue
     Systems and services                                                 $      8,187            $     5,601
     Games                                                                      10,741                  2,695
     Recurring revenue                                                           1,952                  2,090
     Signs                                                                       1,449                    846
     TurboPower                                                                    439                    455
                                                                           -----------             ----------
         Total revenue                                                          22,768                 11,687
                                                                           -----------             ----------

     Cost of goods sold                                                         12,763                  5,963
                                                                           -----------             ----------

     Gross margin                                                               10,005                  5,724
                                                                           -----------             ----------

Operating expenses
     Selling, general and administrative                                         5,337                  4,295
     Research and development                                                    1,244                    709
     Depreciation and amortization                                               1,049                    599
                                                                           -----------             ----------
         Total operating expenses                                                7,630                  5,603
                                                                           -----------             ----------

Income from operations                                                           2,375                    121
                                                                           -----------             ----------

Other income (expense)
     Interest and other income, net                                                613                    504
     Interest expense                                                               12                    (65)
                                                                           -----------             ----------
         Total other income, net                                                   625                    439
                                                                           -----------             ----------

Income before income taxes                                                       3,000                    560
Income tax expense                                                               1,050                    196
                                                                           -----------             ----------

Net income                                                                $      1,950            $       364
                                                                           ===========             ==========

Basic net income per share                                                $        .11            $       .02
                                                                           ===========             ==========
Diluted net income per share                                              $        .11            $       .02
                                                                           ===========             ==========

Basic weighted average shares outstanding                                       18,143                 18,066
                                                                           ===========              =========
Diluted weighted average shares outstanding                                     18,498                 18,092
                                                                           ===========              =========


      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------------------
                                                                                1999                  1998
                                                                         ------------------    ---------------
Cash Flows From Operating Activities:
    Net income                                                            $      2,142            $       684
      Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization                                          2,238                  1,253
          Amortization of intangible assets                                        674                    656
          Amortization of software development costs                               205                     --
          Loss on disposal of assets                                                47                     12
          Net increase in deferred tax asset                                        --                   (175)
          Changes in assets and liabilities:
             Decrease in restricted cash                                           384                  2,601
             Increase in accounts and notes receivable                          (6,527)                  (859)
             Increase in inventories                                            (1,808)                  (663)
             (Increase) decrease in prepaid expenses, other
               current assets and deposits                                          (4)                 1,172
             (Increase) decrease in accounts payable                               117                   (984)
             Increase in accrued liabilities, customer deposits and
               slot liability                                                    3,503                    227
                                                                           -----------             ----------
               Net cash provided by operating activities                           971                  3,924
                                                                           -----------             ----------

Cash Flows From Investing Activities:
    Increase in investment securities - current                                    (44)                (1,639)
    Increase in restricted investment securities - current                        (753)                  (514)
    Increase in investment securities - non current                                 --                  1,479
    Increase in restricted investment securities - non current                     (75)                  (145)
    Increase in intangible assets                                                  (57)                    --
    Increase in software development                                                --                 (1,081)
    Increase in property and equipment                                            (409)                (2,451)
    Sale of assets                                                                  17                     --
                                                                           -----------             ----------
               Net cash used in investing activities                            (1,321)                (4,351)
                                                                           -----------             ----------

Cash Flows From Financing Activities:
    Repayment of notes payable                                                    (157)                (1,129)
    Proceeds from the issuance of stock                                            442                     --
                                                                           -----------             ----------
               Net cash used in financing activities                               285                 (1,129)
                                                                           -----------             ----------

Net decrease in cash and cash equivalents                                          (65)                (1,556)
Cash and cash equivalents at beginning of period                                 5,141                 12,273
                                                                           -----------             ----------

Cash and cash equivalents at end of period                                $      5,076            $    10,717
                                                                           ===========             ==========



      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Description of Business and Summary of Significant Accounting Policies

Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of Casino Data Systems: CDS Services Company; CDS Graphics and Imaging Company; CDS Signs, Inc.; TurboPower Software Company, and CDS Gaming Company (collectively the "Company"). The Company's operations consist principally of: (i) the development, licensing and sale of casino management information systems (the Oasis(TM) System); (ii) the operation of multi-site link progressive (MSP) systems; (iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals and for use by the Company's own software engineers. The Company provides these products through operation of five segments: systems and services, games, recurring revenue products, signs and software development tools (TurboPower).

The consolidated financial statements include the accounts of Casino Data Systems and all of the subsidiaries mentioned above. All significant inter-company balances and transactions have been eliminated in consolidation. Certain items for prior periods have been reclassified to conform with current presentation. These reclassifications had no effect on net income as previously reported.

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

The accompanying condensed unaudited consolidated financial statements contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations that will be achieved for an entire year.

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

                                                                     REVENUES
                                     --------------------------------------------------------------------
                                          THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                     -----------------------------------     -----------------------------
                                             1999            1998                 1999             1998
                                     ---------------    ----------------     -------------  --------------
                                                                   (In thousands)
         Systems and Services           $     8,187       $     5,601        $    15,083       $    10,974
         Games                               10,741             2,695             15,435             5,316
         Recurring Revenue                    1,952             2,090              4,152             4,901
         Signs                                1,449               846              2,656             2,184
         TurboPower                             439               455              1,179             1,009
                                          ---------        ----------          ---------         ---------
              Total                     $    22,768       $    11,687        $    38,505       $    24,384
                                         ==========        ==========         ==========        ==========


                                                           INCOME (LOSS) FROM OPERATIONS
                                        ------------------------------------------------------------------
                                          THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                        --------------------------------   -------------------------------
                                             1999            1998                 1999             1998
                                         ----------        ----------         ----------        ----------
                                                                   (In thousands)

         Systems and Services           $     3,161       $     1,193        $     5,899       $     1,782
         Games                                 (918)             (981)            (3,185)           (1,997)
         Recurring Revenue                      (67)             (170)              (428)              (30)
         Signs                                  187                70                (52)              337
         TurboPower                              12                 9                324               138
                                          ---------        ----------          ---------         ---------
              Total                     $     2,375       $       121        $     2,558       $       230
                                         ==========        ==========         ==========        ==========

Corporate expenses have been allocated to each segment based on an estimate of each segment's utilization of corporate resources.

(3)      Inventories

Inventories consist of the following:

                                                                       JUNE 30,           DECEMBER 31,
                                                                         1999                 1998
                                                                    ---------------    -----------------
                                                                      (Unaudited)

         Raw materials                                             $      13,076            $     9,734
         Work in process                                                   1,473                    711
         Finished goods                                                    8,542                 10,139
                                                                     -----------             ----------
                                                                          23,091                 20,584
         Less reserve for obsolescence                                    (2,136)                (1,437)
                                                                     -----------             ----------
                                                                   $      20,955            $    19,147
                                                                    ============             ==========

(4)      Net Income Per Share

The following is an analysis of the components of the shares used to compute net income per common share pursuant to SFAS 128.

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                                -------------------------        --------------------------
                                                   1999            1998             1999             1998
                                                ----------     ----------        ---------      -----------
                                                      (In thousands, except per  share information)

     Numerator for earnings per share
       Net income                              $     1,950    $       364       $    2,142     $       684
                                                ==========     ==========        =========      ==========

     Denominator for earnings per share
       Denominator for basic earnings per share
         Weighted average shares outstanding        18,143         18,066           18,105          18,066
       Effect of dilutive securities
         Stock options                                 355             26              240              28
                                                ----------     ----------        ----------     ----------
       Denominator for diluted earnings
         per share                                  18,498         18,092           18,345          18,094
                                                ==========     ==========        =========      ==========

     Basic earnings per share                  $       .11    $       .02       $      .12     $       .04
                                                ==========     ==========        =========      ==========

     Diluted earnings per share                $       .11    $       .02       $      .12     $       .04
                                                ==========     ==========        =========      ==========

(5)      Commitments and Contingencies

In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial base jackpot component followed by an annuity (progressive component) paid out over 20 years after the prize is won. The base jackpot component is charged against income ratably over the amount of coin play expected to precede payout based on a statistical analysis. The progressive jackpot component increases based on the number of coins played. The accrual of these liabilities commensurate with coin play matches recognition of costs and revenues. The possibility exists that the winning combination may be hit before the Company has fully accrued the base jackpot component, at which time any unaccrued portion would be expensed. There was no unaccrued portion at June 30, 1999. To ensure adequate funds are available to pay the slot liability and to comply with gaming regulatory requirements, the Company has established restricted cash accounts aggregating $7,727,000 at June 30, 1999. The Company also has restricted investment securities of $16,410,000 for the annuity payments for jackpots already won.

In December, 1996, a class action complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. The Company won a motion to dismiss the First Amended Complaint filed by Edwards. The court, however, granted Edwards leave to amend his Complaint. On July 13, 1998, Edwards filed a Second Amended Complaint. Three additional purported shareholder class actions were filed in 1997 in connection with the same drop in stock price following the December 16, 1996 press release. Pending settlement, the parties stipulated to stay the Company's response to all complaints. Management believes these claims were without merit, and would have continued to vigorously defend against them. However, due to the inherent risks and ongoing expense of maintaining litigation, management determined it to be in the best interests of the Company to settle the claims. Subject to court approval, the parties have agreed to a settlement of all four related lawsuits, pursuant to which the Company paid $1 million in November 1998. The settlement is proceeding through the court. Notice of the lawsuit proposed settlement has been sent to class members. The related charge was reflected as loss from shareholder suit in the consolidated statement of operations for the year ended December 31, 1998.

A patron dispute was filed against the Company in connection with the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by the patron. The patron appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission's decision and ordered the Company to pay the jackpot plus interest from April 8, 1995. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company reduced the Cool Millions dollar Mississippi jackpot by $1,742,000. The Company appealed the decision to the Mississippi Supreme Court. The Mississippi Supreme Court ruled in favor of the Company. Upon receiving the decision of the Mississippi Supreme Court in favor of the Company, the Company discontinued accruing interest on the disputed amount and adjusted the previously accrued interest balance of $411,000 to zero.
The patron has requested a rehearing by the Mississippi Supreme Court. The Company has opposed the requested rehearing and awaits the courts decision. While the outcome of the lawsuit described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

On May 19, 1998, Acres Gaming Corporation filed an action against the Company, Mikohn Gaming Corporation, New York New York Hotel & Casino, LLC, and Sunset Station Hotel & Casino, in the Federal Court for the State of Nevada, alleging that the Company violated certain patent rights of Acres Gaming. Acres Gaming also filed a Motion for Preliminary Injunction. The Company filed its Response to the Motion for Preliminary Injunction ("Response") along with its own Motion for Summary Judgment ("MSJ") requesting dismissal of Acres' claims. After reviewing the Company's Response and Motion for Summary Judgment, Acres withdrew their Motion for Preliminary Injunction. The Company's Motion for Summary Judgment was denied. The Company believes this action is without merit and will continue to vigorously defend itself. While the outcome of this lawsuit is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this document and the Consolidated Financial Statements and Notes thereto included in the Company's annual report on Form 10-K.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTHS ENDED JUNE 30,
1998

OVERVIEW

Income from operations was $2,558,000 and $230,000 for the six months ended June 30, 1999 and 1998, respectively, an increase of $2,328,000. Net income increased from $684,000 for the six months ended June 30, 1998 to $2,142,000 for the same period in 1999, an improvement of $1,458,000.

REVENUE

Total revenue for the six months ended June 30, 1999 was $38,505,000 compared with $24,384,000 for the same period in 1998, an increase of $14,121,000 or 58%. This increase is primarily due to higher revenue from games and systems and services during the first six months of 1999 compared with the same period in the prior year.

Systems and services revenue was $15,083,000 and $10,974,000 for the six months ended June 30, 1999 and 1998, respectively, an increase of $4,109,000 or 37%. This increase is primarily attributable to sales of the Company's Windows (Windows is a registered trademark of Microsoft Corporation) based Oasis product, which was introduced into the market late in the fourth quarter of 1998.

Revenue from game sales increased $10,119,000 from $5,316,000 for the six month period ended June 30, 1998 to $15,435,000 for the same 1999 period. This dramatic increase in revenue is primarily the result of the Bandit Bingo game, which made up 56% of the units sold in the first six months of 1999. Bingo sales began late in the fourth quarter of 1998. Bingo is the first of a series of games designed on the Company's proprietary Bandit platform.

Revenue from the recurring revenue segment was $4,152,000 and $4,901,000 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 15% or $749,000. This revenue decline is primarily due to fewer Cool Millions operating units in service combined with lower levels of play on the recurring revenue products for the six months ended June 30, 1999 compared with the same period in 1998.

Signs revenue increased from $2,184,000 for the six months ended June 30, 1998 to $2,656,000 for the same period in 1999, an increase of $472,000 or 22%. This increase is primarily due to higher sales of games related signage.

Revenue of $1,179,000 from TurboPower Software was slightly higher for the six months ended June 30, 1999 compared with revenue of $1,009,000 for the same prior year period.

GROSS MARGIN

The gross margin percentage decreased from 48% for the six months ended June 30, 1998 to 44% for the same period in 1999. This decrease is primarily due to a higher percentage of revenue generated from the lower margin games segment rather than the higher margin systems and services segment. Revenue from games represented 40% of total revenue for the six months ended June 30, 1999 compared with 22% of total revenue for the same period in the prior year. Despite reporting higher revenues, systems and services revenue as a percentage of total company revenue declined from 45% to 39% for the six months ended June 30, 1999 compared with the same period in 1998, respectively.

OPERATING EXPENSES

Operating expenses were $14,416,000 and $11,419,000 for the six months ended June 30, 1999 and 1998, respectively, an increase of $2,997,000 or 26%. Operating expenses decreased as a percentage of revenues from 47% for the six months ended June 30, 1998, to 37% for the same period in 1999.

Selling, general and administrative expenses increased from $8,653,000 for the six months ended June 30, 1998, to $9,756,000 for the same period in 1999, an increase of $1,103,000 or 13%. Selling, general and administrative expenses as a percentage of revenues decreased from 35% for the six months ended June 30, 1998, to 25% for the same period in 1999. The increase in selling, general and administrative expenses is primarily attributable to increased legal costs and higher commissions related to the higher revenue. The decrease in selling, general and administrative expenses as a percentage of revenue is partly due to the fixed nature of some expenses which do not fluctuate with revenue.

       Research and development expenses increased from $1,513,000 for the six months ended June 30, 1998, to $2,560,000 for the same period in 1999, an increase of $1,047,000 or 69%. Research and development expenses as a percentage of revenues increased from 6% for the six months ended June 30, 1998 to 7% for the same period in 1999. The increase is primarily attributable to increased headcount.

       Depreciation and amortization expense increased from $1,253,000 for the six months ended June 30, 1998, to $2,100,000 for the same period in 1999, an increase of $847,000 or 68%. The increase in depreciation and amortization is primarily due to an increased number of units on the Xtreme link within the recurring revenue segment this year compared with prior year, combined with amortization of software development costs related to the Bandit platform. Amortization of these costs began in the fourth quarter of 1998.

OTHER INCOME, NET

Other income, net, is comprised of interest income, interest expense, gains and losses on disposal of assets and other transactions that are not the result of normal operations. Other income, net, decreased from $815,000 for the six months ended June 30, 1998, to $737,000 for the same period in 1999, a decrease of $78,000 or 10%. This decrease is primarily due to lower interest expense from the reversal of approximately $411,000 of interest expense related to a favorable lawsuit settlement in the second quarter of 1999.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998

OVERVIEW

Income from operations was $2,375,000 for the three months ended June 30, 1999, an increase of $2,254,000 from the same period in 1998. Net income increased from $364,000 for the three months ended June 30, 1998 to $1,950,000 for the same period in 1999, an improvement of $1,586,000.

REVENUE

Total revenue for the three months ended June 30, 1999 was $22,768,000 compared with $11,687,000 for the same prior year period. This is an increase of $11,081,000, or 95%, due mainly to higher sales from systems and services and games.

Systems and services revenue was $8,187,000 for the second quarter of 1999 compared with $5,601,000 for the second quarter of 1998, an increase of $2,586,000 or 46%. This increase is primarily due to sales of the Oasis Windows product, which was introduced into the market late in the fourth quarter of 1998.

Revenue from games increased from $2,695,000 for the three months ended June 30, 1998 to $10,741,000 for the three months ended June 30, 1999, an improvement of $8,046,000. Sales of the Bandit Bingo game, which began late in the fourth quarter of 1998, were the primary reason for the increase.

The recurring revenue segment experienced a 7% decline in revenue for the second quarter of 1999 compared with the same prior year period. Revenue was $1,952,000 for the three months ended June 30, 1999 compared with $2,090,000 for the prior year. This decline in revenue was primarily attributable to fewer machines on the Cool Millions links combined with lower levels of play. The number of linked units decreased 21% between June 30, 1998 and June 30, 1999, primarily due to the closing of the Mississippi link in February 1999.

Revenue from signs was $1,449,000, an increase of 71%, or $603,000, for the three months ended June 30, 1999 compared with the same 1998 period. This increase is primarily attributable to the increased demand for custom signage for games.

TurboPower revenue had a slight decrease from $455,000 for the three months ended June 30, 1998 to $439,000 for the same period in 1998.

GROSS MARGIN

The gross margin percentage decreased from 49% for the three months ended June 30, 1998 to 44% for the same three month period in 1999. This decrease is primarily due to a higher percentage of revenue generated from the lower margin games segment rather than the higher margin systems and services segment. Revenue from games represented 47% of total revenue for the three months ended June 30, 1999 compared with 23% of total revenue for the same quarter in prior year. The amount of systems and services revenue as a percentage of total revenue declined from 48% for the quarter ended June 30, 1998 to 36% for the same quarter in 1999.

OPERATING EXPENSES

Operating expenses increased from $5,603,000 for the three months ended June 30, 1998, to $7,630,000 for the same period in 1999, an increase of $2,027,000 or 36%. Operating expenses decreased as a percentage of revenues from 48% for the three months ended June 30, 1998, to 34% for the same period in 1999.

Selling, general and administrative expenses increased from $4,295,000 for the three months ended June 30, 1998, to $5,337,000 for the same period in 1999, an increase of $1,042,000 or 24%. Selling, general and administrative expenses as a percentage of revenues decreased from 37% for the three months ended June 30, 1998, to 23% for the same period in 1999. The increase in selling, general and administrative expenses is primarily attributable to higher legal costs and increased commissions related to the higher level of sales for the current quarter. The decrease in selling, general and administrative expenses as a percentage of revenue is partly due to the fixed nature of some expenses which do not fluctuate with revenue.

       Research and development expenses were $1,244,000 for the second quarter of 1999 compared with $709,000 for the same quarter in 1998, an increase of $535,000 or 75%. Research and development expenses as a percentage of revenues decreased from 6% for the three months ended June 30, 1998 to 5% for the same period in 1999. The increase is principally due to increases in headcount.

       Depreciation and amortization expense increased from $599,000 to $1,049,000 for the three months ended June 30, 1998 compared with the same period in 1999. This increase is primarily attributable to an increase in the number of units on the Xtreme link within the recurring revenue segment for the second quarter of 1999 compared with the second quarter in 1998. Also contributing to the increase was amortization of software development costs in 1999 related to the Bandit platform. Amortization of these costs began in the fourth quarter of 1998.

OTHER INCOME, NET

Other income, net, is comprised of interest income, interest expense, gains and losses on disposal of assets and other transactions that are not the result of normal operations. Other income, net, increased from $439,000 for the three months ended June 30, 1998, to $625,000 for the same period in 1999, an increase of $186,000 or 42%. This increase is primarily due to the reversal of interest expense of $411,000 related to a lawsuit settlement in the second quarter of 1999, offset in part by lower interest income in 1999 compared with 1998.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operating and capital expenditures primarily through cash flows from its operations and cash from proceeds of its equity offerings. The Company had cash and cash equivalents of $12,803,000 at June 30, 1999, compared with $13,252,000 at December 31, 1998, of which $7,727,000 and $8,111,000, respectively, were restricted for payment of slot liabilities. The Company generated cash from operations of $971,000 during the six months ended June 30, 1999.

         Certain jurisdictions in which MSP systems operate require that the Company maintain restricted funds for the payment of jackpot prizes. The amount of funds required is dependent on several factors including the type and denomination of the games and the regulatory requirements. At June 30, 1999, the Company's accrued slot liability for its MSP systems aggregated $22,414,000. There was no unaccrued slot liability. In connection with these slot liabilities and in accordance with gaming requirements, the Company established restricted cash accounts aggregating approximately $7,727,000 at June 30, 1999 to ensure availability of adequate funds to pay for future jackpot liabilities. The Company also has restricted investment securities approximating $16,410,000 as of June 30, 1999 for the payment of jackpots already won. Although statistically remote, a possibility exists that multiple jackpots may be awarded prior to the time period over which game play has generated sufficient revenue to accrue each base jackpot amount. Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

The Company's ratio of current assets to current liabilities is 4.0 to 1 at June 30, 1999, while the noncurrent liabilities to equity ratio is .30 to 1. Based on this financial position, the Company believes it could obtain additional long-term financing for growth that may result in working capital additions that exceed available cash and cash equivalents to be provided by operations. However, there can be no assurance that the Company will be able to obtain additional sources of capital.

YEAR 2000

The year 2000 issue is the result of computer programs written using two digits (rather than four) to define years. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. This could result in system failures or miscalculations. If the Company, or its customers, suppliers or other third parties fail to correct year 2000 issues, the Company's operations may be adversely affected.

Over the last year, the Company has assessed the impact of year 2000 issues on its internal processing systems and on the products produced and sold by the Company. In September 1998, the Company formed an internal committee comprised of management from every operational and functional department of the Company. This committee is responsible for identifying and testing systems that may be subject to year 2000 issues and for formulating contingency plans if the Company experiences year 2000 issues.

The Company's internal information system, put into operation in the second quarter of 1998, has been certified by the vendor as year 2000 compliant. The operating system that this software uses has also been certified as year 2000 compliant by the third party manufacturer. The Company has tested certain attributes of this system by processing test information in the year 2000 format. The results of those tests confirmed that the tested attributes are year 2000 compliant. Additional testing will be performed on the remaining attributes. Management expects to be completed with this testing in September 1999. Based on the vendor assurances, and the results of the preliminary testing, the Company believes that it will not experience any disruption in daily operations with this system related to year 2000 issues; however, if such disruption should occur, the Company believes that it could maintain ongoing operations through manual record keeping procedures until the computerized system functionality is reestablished.

The Company is also in the process of testing and upgrading all desktop computers and their associated software for year 2000 compliance. This testing is expected to be completed by September 1999. The total cost of upgrading non-compliant personal computers and software is expected to be $225,000. Through June 30, 1999 approximately $146,000 has been spent on year 2000 compliant software upgrades.

The Company operates its MSP systems using its own proprietary software which utilizes a third party operating system which is not year 2000 compliant. The Company is in the process of upgrading the operating system to a certified year 2000 compliant version and will modify its proprietary software as necessary. This upgrade is expected to be complete by September 1999 at an approximate cost of $10,000. With this upgrade, the Company does not believe it will experience any disruption of MSP operations; however, the MSP technology is dependent upon third party phone service as well as computerized information systems and electricity at the various casino sites where the MSP equipment is deployed. Disruption in any of these areas could render MSP operations inoperable until service is reestablished.

The Company continues to review the impact of year 2000 issues concerning the Company's production facility. No concerns have been identified. Therefore, at this time, the Company believes that there will not be any material adverse affect on its production capabilities resulting from year 2000 issues related to the Company's production processes.

The Company also sells proprietary software to third parties. The Company has year 2000 compliant versions of this software; however, the majority of the Company's customer base uses a version of the software that includes certain modules which are not year 2000 compliant. The Company has notified all of these customers that they require an upgrade to become year 2000 compliant. The Company has completed 80% of customer upgrades and plans to complete all such upgrades on customers covered by purchased maintenance agreements in calendar year 1999 at an estimated cumulative cost of approximately $100,000. Through June 30, 1999 approximately $80,000 has been spent. The Company has also planned the resources necessary to complete the upgrades for customers that are not under maintenance agreements; however, performing these upgrades is contingent upon these customers contracting for a fee with the Company to purchase an upgrade.

The Company has sent written questionnaires to its significant manufacturing materials suppliers, banks, telecommunications suppliers, utility providers and payroll service to assess their year 2000 readiness and the effect these third parties could have on the Company. No concerns have been identified. The Company plans to maintain communication with significant suppliers and vendors with respect to this issue.

Based on current assessments and testing, the Company does not expect year 2000 issues to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, risk exists regarding non-compliance of third parties with operational importance to the Company, such as key suppliers and customers, utilities, telecommunication providers, or financial institutions, which could result in lost production, sales, or administrative difficulties on the part of the Company. Year 2000 issues, if severe, could have a material effect on the Company. Pending completion of the year 2000 assessment, the Company will finalize a contingency plan to address possible risks of year 2000 noncompliance on the Company's financial position. Though assessment and testing will be ongoing throughout 1999, the Company expects to have its assessment, testing and contingency planning completed by October 1999.

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

PART II.                                     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

In December, 1996, a class action complaint was filed in the United States District Court, District of Nevada, by Gary A. Edwards against the Company and certain present and former Company executives. The Company won a motion to dismiss the First Amended Complaint filed by Edwards. The court, however, granted Edwards leave to amend his Complaint. On July 13, 1998, Edwards filed a Second Amended Complaint. Three additional purported shareholder class actions were filed in 1997 in connection with the same drop in stock price following the December 16, 1996 press release. Pending settlement, the parties stipulated to stay the Company's response to all complaints. Management believes these claims were without merit, and would have continued to vigorously defend against them. However, due to the inherent risks and ongoing expense of maintaining litigation, management determined it to be in the best interests of the Company to settle the claims. Subject to court approval, the parties have agreed to a settlement of all four related lawsuits, pursuant to which the Company paid $1 million in November 1998. The settlement is proceeding through the court. Notice of the lawsuit proposed settlement has been sent to class members. The related charge was reflected as loss from shareholder suit in the consolidated statement of operations for the year ended December 31, 1998.

A patron dispute was filed against the Company in connection with the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by the patron. The patron appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission's decision and ordered the Company to pay the jackpot plus interest from April 8, 1995. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company reduced the Cool Millions dollar Mississippi jackpot by $1,742,000. The Company appealed the decision to the Mississippi Supreme Court. The Mississippi Supreme Court ruled in favor of the Company. Upon receiving the decision of the Mississippi Supreme Court in favor of the Company, the Company discontinued accruing interest on the disputed amount and adjusted the previously accrued interest balance of $411,000 to zero.
The patron has requested a rehearing by the Mississippi Supreme Court. The Company has opposed the requested rehearing and awaits the courts decision. While the outcome of the lawsuit described above is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

On May 19, 1998, Acres Gaming Corporation filed an action against the Company, Mikohn Gaming Corporation, New York New York Hotel & Casino, LLC, and Sunset Station Hotel & Casino, in the Federal Court for the State of Nevada, alleging that the Company violated certain patent rights of Acres Gaming. Acres Gaming also filed a Motion for Preliminary Injunction. The Company filed its Response to the Motion for Preliminary Injunction ("Response") along with its own Motion for Summary Judgment ("MSJ") requesting dismissal of Acres' claims. After reviewing the Company's Response and Motion for Summary Judgment, Acres withdrew their Motion for Preliminary Injunction. The Company's Motion for Summary Judgment was denied.. The Company believes this action is without merit and will continue to vigorously defend itself. While the outcome of this lawsuit is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

      Exhibit 3.2(a)   By-laws  (incorporated  herein by  reference  to  Exhibit
                       3.2 of the Company's Registration Statement on Form SB-2 (File No. 33-59148LA))

      Exhibit 3.2(b)   Amendment to Bylaws dated June 18, 1999

      Exhibit 27.1     Financial Data Schedule

There were no reports filed on Form 8-K for the six month period ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CASINO DATA SYSTEMS
                                                    -------------------
                                                         Registrant




Date:         August 13, 1999                       /s/ Steven A. Weiss
         ---------------------------      ------------------------------------
                                                        Steven A. Weiss
                                                     Chief Executive Officer and
                                                        Chairman of the Board
                                                   (Principal Executive Officer)


Date:         August 13, 1999                       /s/ Lee Lemas
         ---------------------------      ------------------------------------
                                                        Lee  Lemas
                                                        Chief Operating and
                                                        Financial Officer
                                                    (Principal Financial and
                                                       Accounting Officer)