Form 10-Q
period 1999-09-30
CASINO DATA SYSTEMS
filed 1999-11-15
CIK 898756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999.

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from           to
                                              ---------    ---------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,388,696 SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 9, 1999.

                               CASINO DATA SYSTEMS
                                      INDEX


PART I.                                    FINANCIAL INFORMATION                                 Page No.
                                                                                                 --------
    Item 1.    Financial Statements

               Unaudited Condensed Consolidated Balance Sheet
               September 30, 1999 and December 31, 1998 (audited)..............................      3-4

               Unaudited Condensed Consolidated Statement of Operations
               For the nine months ended September 30, 1999 and 1998...........................        5

               Unaudited Condensed Consolidated Statement of Operations
               For the three months ended September 30, 1999 and 1998..........................        6

               Unaudited Condensed Consolidated Statement of Cash Flows
               For the nine months ended September 30, 1999 and 1998...........................        7

               Notes to Unaudited Condensed Consolidated Financial Statements..................     8-11

    Item 2.    Management's Discussion and Analysis of Financial Condition
               And Results of Operations.......................................................    11-16

   Item 7a.    Quantitative and Qualitative Disclosures about Market Risk......................    16-17


PART II.                                     OTHER INFORMATION

   Item 1.     Legal Proceedings...............................................................    17-18

   Item 6.     Exhibits and Reports on Form 8-K................................................       18

Signatures     ................................................................................       19

PART I.                                    FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               CASINO DATA SYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                             September 30,           December 31,
                                                                 1999                    1998
                                                             -------------           ------------
                                                              (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                               $      3,831            $     5,141
     Restricted cash and cash equivalents                           8,231                  8,111
     Investment securities                                          1,254                  1,691
     Restricted investment securities                               1,463                    959
     Accounts receivable, net of allowance for doubtful
         accounts of $2,204 and $3,516, respectively               21,859                 13,421
     Current portion of notes receivable                            5,600                  2,284
     Inventories                                                   24,358                 19,147
     Prepaid expenses and other current assets                      2,277                  2,984
                                                             ------------            -----------
         Total current assets                                      68,873                 53,738
                                                             ------------            -----------

Property and equipment, net of accumulated
     depreciation of $7,483 and $5,349, respectively               18,368                 19,828
Restricted investment securities                                   14,347                 14,623
Notes receivable, excluding current portion                           625                  1,137
Intangible assets, net of accumulated amortization of
     $4,103 and $2,795, respectively                                3,400                  4,649
Software development costs, net of accumulated
     amortization of $1,726 and $626, respectively                  2,704                  3,804
Other assets                                                        1,225                  1,231
                                                             ------------            -----------
         Total non-current assets                                  40,669                 45,272
                                                             ------------            -----------

         Total assets                                        $    109,542            $    99,010
                                                             ============            ===========


                                   (Continued)


     See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (Dollars in Thousands)

                                                                            September 30,         December 31,
                                                                                1999                  1998
                                                                          ---------------         ------------
                                                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                                    $         27            $       211
     Accounts payable                                                            5,013                  3,687
     Accrued expenses and customer deposits                                     11,059                  8,026
     Accrued slot liability                                                      1,893                  2,107
                                                                           -----------             ----------
         Total current liabilities                                              17,992                 14,031
                                                                           -----------             ----------

Non-current Liabilities
     Accrued slot liability                                                     20,502                 18,839
                                                                           -----------             ----------
         Total non-current liabilities                                          20,502                 18,839
                                                                           -----------             ----------


     Shareholders' Equity
         Common stock, no par value. Authorized
         100,000,000 shares; issued and outstanding
         18,368,982 and 18,065,897 at September 30, 1999
         and December 31, 1998, respectively                                    84,747                 83,790
     Accumulated deficit                                                       (13,699)               (17,650)
                                                                           -----------             ----------
         Total shareholders' equity                                             71,048                 66,140
                                                                           -----------             ----------

         Total liabilities and shareholders' equity                       $    109,542            $    99,010
                                                                           ===========             ==========


      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                  (Amounts in Thousands, Except Per Share Data)


                                                                              Nine Months Ended September 30,
                                                                          ------------------------------------
                                                                                1999                  1998
                                                                          ------------            ------------
Revenue
     Systems and services                                                 $     22,372            $    17,282
     Gaming devices                                                             24,283                 10,226
     Recurring revenue                                                           5,839                  7,217
     Signs                                                                       4,323                  3,252
     TurboPower                                                                  1,700                  1,446
                                                                           -----------             ----------
         Total revenue                                                          58,517                 39,423
                                                                           -----------             ----------

     Cost of goods sold                                                         31,507                 20,960
                                                                           -----------             ----------

     Gross margin                                                               27,010                 18,463
                                                                           -----------             ----------

Operating expenses
     Selling, general and administrative                                        14,945                 13,052
     Research and development                                                    3,820                  2,628
     Loss from shareholder suit                                                     --                  1,000
     Depreciation and amortization                                               3,136                  1,893
                                                                           -----------             ----------
         Total operating expenses                                               21,901                 18,573
                                                                           -----------             ----------

Income (loss) from operations                                                    5,109                   (110)
                                                                           -----------             -----------

Other income (expense)
     Interest and other income, net                                              1,008                  1,358
     Interest expense                                                              (38)                  (129)
                                                                           ------------            ----------
         Total other income, net                                                   970                  1,229
                                                                           -----------             ----------

Income before income taxes                                                       6,079                  1,119
Income tax expense                                                               2,128                    387
                                                                           -----------             ----------

Net income                                                                $      3,951            $       732
                                                                           ===========             ==========

Basic net income per share                                                $        .22            $       .04
                                                                           ===========             ==========
Diluted net income per share                                              $        .21            $       .04
                                                                           ===========             ==========

Basic weighted average shares outstanding                                       18,182                 18,066
                                                                           ===========              =========
Diluted weighted average shares outstanding                                     18,580                 18,073
                                                                           ===========              =========


      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                  (Amounts in Thousands, Except Per Share Data)


                                                                             Three Months Ended September 30,
                                                                           ------------------------------------
                                                                                1999                  1998
                                                                           ------------             -----------
Revenue
     Systems and services                                                      $ 7,289                $ 6,307
     Gaming devices                                                              8,848                  4,911
     Recurring revenue                                                           1,687                  2,316
     Signs                                                                       1,667                  1,068
     TurboPower                                                                    521                    437
                                                                           -----------             ----------
         Total revenue                                                          20,012                 15,039
                                                                           -----------             ----------

     Cost of goods sold                                                          9,976                  8,225
                                                                           -----------             ----------

     Gross margin                                                               10,036                  6,814
                                                                           -----------             ----------

Operating expenses
     Selling, general and administrative                                         5,189                  4,399
     Research and development                                                    1,260                  1,115
     Loss from shareholder suit                                                     --                  1,000
     Depreciation and amortization                                               1,036                    640
                                                                           -----------             ----------
         Total operating expenses                                                7,485                  7,154
                                                                           -----------             ----------

Income (loss) from operations                                                    2,551                   (340)
                                                                           -----------             -----------

Other income (expense)
     Interest and other income, net                                                243                    395
     Interest expense                                                              (10)                    19
                                                                           ------------            ----------
         Total other income, net                                                   233                    414
                                                                           -----------             ----------

Income before income taxes                                                       2,784                     74
Income tax expense                                                                 975                     26
                                                                           -----------             ----------

Net income                                                                     $ 1,809                $    48
                                                                           ===========             ==========

Basic net income per share                                                     $   .10                $   .00
                                                                           ===========             ==========
Diluted net income per share                                                   $   .10                $   .00
                                                                           ===========             ==========

Basic weighted average shares outstanding                                       18,334                 18,066
                                                                           ===========             ==========
Diluted weighted average shares outstanding                                     18,840                 18,066
                                                                           ===========             ==========


      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                              Nine Months Ended September 30,
                                                                           ------------------------------------
                                                                                1999                  1998
                                                                           ------------             -----------
Cash Flows From Operating Activities:
    Net income                                                                $  3,951               $    732
      Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization                                          3,344                  1,890
          Amortization of intangible assets                                      1,011                  1,011
          Amortization of software development costs                               306                     34
          Loss (gain) on disposal of assets                                         44                    (25)
          Changes in assets and liabilities:
             (Increase) decrease in restricted cash                               (120)                 5,121
             Increase in accounts and notes receivable                         (10,600)                (5,030)
             Decrease in income tax receivable                                       --                 4,000
             Increase in inventories                                            (5,211)                (2,306)
             Decrease in prepaid expenses, other
               current assets and deposits                                          54                    836
             Increase in accounts payable                                        1,326                     68
             Increase in accrued liabilities, customer deposits and
               slot liability                                                    4,483                  2,871
                                                                           -----------             ----------
               Net cash (used) provided by operating activities                 (1,412)                 9,202
                                                                           ------------            ----------

Cash Flows From Investing Activities:
    Decrease (increase) in investment securities - current                         437                 (1,674)
    Increase in restricted investment securities - current                        (504)                (1,431)
    Increase in investment securities - non current                                 --                  1,479
    Decrease (increase) in restricted investment securities - non current          276                 (2,888)
    Increase in intangible assets                                                  (59)                   (50)
    Increase in software development                                                --                 (2,348)
    Increase in property and equipment                                            (838)                (3,646)
    Decrease (increase) in assets held for sale                                     17                   (303)
                                                                           -----------             -----------
               Net cash used in investing activities                              (671)               (10,861)
                                                                           -----------             ----------

Cash Flows From Financing Activities:
    Repayment of notes payable                                                    (184)                (1,680)
    Proceeds from the issuance of stock                                            957                     --
                                                                           -----------             ----------
               Net cash provided (used) in financing activities                    773                 (1,680)
                                                                           -----------             ----------

Net decrease in cash and cash equivalents                                       (1,310)                (3,339)
Cash and cash equivalents at beginning of period                                 5,141                 12,273
                                                                           -----------             ----------

Cash and cash equivalents at end of period                                    $  3,831               $  8,934
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

(2)      Business Segments

Financial Accounting Standards Board Statement of Financial Accounting Standards No 131, "Disclosures About Segments of an Enterprise and Related Information" provides accounting guidance for reporting information about operating segments in annual financial statements and requires public business enterprises to report selected information about operating segments in interim financial reports. Following is the disclosure of the above items that management utilizes in measuring the profit or loss of each of the Company's segments.


                                                                  Revenues
                                              --------------------------------------------------
                                              Three Months Ended              Nine Months Ended
                                                 September 30,                  September 30,
                                              ------------------              -----------------
                                             1999           1998              1999        1998
                                             ----           ----              ----         ----
                                                                (In thousands)
         Systems and Services               $ 7,289       $ 6,307            $22,372      $17,282
         Gaming Devices                       8,848         4,911             24,283       10,226
         Recurring Revenue                    1,687         2,316              5,839        7,217
         Signs                                1,667         1,068              4,323        3,252
         TurboPower                             521           437              1,700        1,446
                                            -------       -------            -------      -------
              Total                         $20,012       $15,039            $58,517      $39,423
                                            =======       =======            =======      =======




                                                           Income (Loss) From Operations
                                              --------------------------------------------------
                                              Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                              ------------------            -----------------
                                             1999         1998              1999         1998
                                             ----         ----              ----         ----
                                                             (In thousands)
         Systems and Services                $3,278      $ 2,023          $ 9,177      $ 3,806
         Gaming Devices                        (985)      (2,111)          (4,170)      (4,109)
         Recurring Revenue                      140         (393)            (288)        (423)
         Signs                                   33          143              (19)         480
         TurboPower                              85           (2)             409          136
                                             ------      -------          -------      -------
              Total                          $2,551      $  (340)         $ 5,109      $  (110)
                                             ======      =======          =======      =======

Corporate expenses have been allocated to each segment based on an estimate of each segment's utilization of corporate resources.

(3)      Inventories

Inventories consist of the following:


                                                         September 30,       December 31,
                                                             1999                1998
                                                         ------------        ------------
                                                          (Unaudited)
         Raw materials                                      $14,611            $  9,734
         Work in process                                        758                 711
         Finished goods                                      10,384              10,139
                                                            -------            --------
                                                             25,753              20,584
         Less reserve for obsolescence                       (1,395)             (1,437)
                                                            -------            --------
                                                            $24,358            $ 19,147
                                                            =======            ========

(4)      Net Income Per Share

The following is an analysis of the components of the shares used to compute net income per common share pursuant to SFAS 128.


                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                                   ------------------              -----------------
                                                   1999          1998              1999          1998
                                                   ----          ----              ----         ----
                                                          (In thousands, except per share information)
     Numerator for earnings per share
       Net income                                  $ 1,809       $    48         $ 3,951       $   732
                                                   =======       =======         =======       =======

     Denominator for earnings per share
       Weighted average shares
          outstanding - basic                       18,334        18,066          18,182        18,066
       Effect of dilutive securities
         Stock options                                 506            --             398             7
                                                   -------       -------         -------       -------
       Weighted average shares
         outstanding - diluted                      18,840        18,066          18,580        18,073
                                                   =======       =======         =======       =======

     Basic earnings per share                      $   .10       $   .00         $   .22       $   .04
                                                   =======       =======         =======       =======

     Diluted earnings per share                    $   .10       $   .00         $   .21       $   .04
                                                   =======       =======         =======       =======

(5)      Commitments and Contingencies

In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial base jackpot component followed by an annuity (progressive component) paid out over 20 years after the prize is won. The base jackpot component is charged against income ratably over the amount of coin play expected to precede payout based on a statistical analysis. The progressive jackpot component increases based on the number of coins played. The accrual of these liabilities commensurate with coin play matches recognition of costs and revenues. The possibility exists that the winning combination may be hit before the Company has fully accrued the base jackpot component, at which time any unaccrued portion would be expensed. There was no unaccrued portion at September 30, 1999. To ensure adequate funds are available to pay the slot liability and to comply with gaming regulatory requirements, the Company has established restricted cash and cash equivalent accounts aggregating $8,231,000 at September 30, 1999. The Company also has restricted investment securities of $15,810,000 for annuity payments of jackpots already won.

A patron dispute was filed against the Company in connection with the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by the patron. The patron appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission's decision and ordered the Company to pay the jackpot plus interest from April 8, 1995. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company reduced the Cool Millions dollar Mississippi jackpot by $1,742,000. The Company appealed the decision to the Mississippi Supreme Court. The Mississippi Supreme Court ruled in favor of the Company. Upon receiving the decision of the Mississippi Supreme Court in favor of the Company, the Company discontinued accruing interest on the disputed amount and adjusted the previously accrued interest balance of $411,000 to zero. The patron has requested a rehearing by the Mississippi Supreme Court. Subsequent to September 30, 1999 the court ruled in favor of the Company, denying the patrons request for a rehearing. Therefore, the claim will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

On May 19, 1998, Acres Gaming Corporation filed an action against the Company, Mikohn Gaming Corporation, New York New York Hotel & Casino, LLC, and Sunset Station Hotel & Casino, in the Federal Court for the State of Nevada, alleging that the Company violated certain patent rights of Acres Gaming. Acres Gaming also filed a Motion for Preliminary Injunction which it later withdrew. The Company believes this action is without merit and will continue to vigorously defend itself. While the outcome of this lawsuit is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

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

On October 28, 1999, International Game Technology, ("IGT") filed, but did not serve, a lawsuit against the Company, Williams Gaming, Sigma Gaming, and Silicon Gaming Company, in the Federal District Court for the State of Nevada, alleging that the Company violated certain patent rights of IGT relating to the use of touch screens on video gaming devices. Specifically, the lawsuit alleges that the Company's Bandit Bingo game and other video poker gaming devices infringe IGT's patent. The Company is investigating the claims and if the lawsuit is served, the Company will respond. While the Company believes the allegations contained in this lawsuit are without merit the claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any. The Company plans to vigorously defend itself.

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

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998

OVERVIEW

Income from operations was $5,109,000 for the nine months ended September 30, 1999 compared with a loss of $110,000 for the nine months ended September 30, 1998, an increase of $5,219,000. Net income increased from $732,000 for the nine months ended September 30, 1998 to $3,951,000 for the same period in 1999, an improvement of $3,219,000.

Total revenue for the nine months ended September 30, 1999 was $58,517,000 compared with $39,423,000 for the same period in 1998, an increase of $19,094,000 or 48%. This increase is primarily due to higher revenue from the sales of gaming devices and systems and services.

Systems and services revenue was $22,372,000 and $17,282,000 for the nine months ended September 30, 1999 and 1998, respectively, an increase of $5,090,000 or 29%. This increase is primarily attributable to sales of the Company's Windows (Windows is a registered trademark of Microsoft Corporation) based Oasis product, which was introduced into the market late in the fourth quarter of 1998. Operating income from this segment increased $5,371,000 from $3,806,000 to $9,177,000 for the nine months ended September 30, 1998 and 1999, respectively. This increase is primarily the result of increased revenue and a slightly improved gross margin percentage, offset in part by higher corporate expenses.

Revenue from the sale of gaming devices increased $14,057,000 from $10,226,000 for the nine month period ended September 30, 1998 to $24,283,000 for the same 1999 period. This increase in revenue is primarily attributable to sales of the Bandit-TM- Bingo game, which comprised 58% of the units sold in the nine months ended September 30, 1999. Bingo, the first of a series of games designed on the Company's proprietary Bandit platform was introduced for sale late in the fourth quarter of 1998. This segment's operating loss of $4,170,000 for the nine months ended September 30, 1999 was $61,000 higher than the same prior year period, primarily due to increased operating expenses, including research and development and corporate expenses, offset in part by an improved gross margin and higher revenue.

Revenue from the recurring revenue segment was $5,839,000 and $7,217,000 for the nine months ended September 30, 1999 and 1998, respectively, a decrease of 19% or $1,378,000. This revenue decline is primarily the result of a reduction in the number of Cool Millions-TM- operating units in service from 271 linked units at September 30, 1998 to 50 linked units at September 30, 1999. This decrease in units combined with lower levels of play on the recurring revenue products was partially offset by revenues from the Xtreme-TM- link which began operation in the third quarter of 1998. This segment's operating loss for the nine months ended September 30, 1999 was $135,000 lower than prior year due to an improved gross margin partially offset by lower revenues and higher operating costs.

Signs revenue increased from $3,252,000 for the nine months ended September 30, 1998 to $4,323,000 for the same period in 1999, an increase of $1,071,000 or 33%. This increase is primarily due to higher sales of games related signage. Operating income from signs decreased from $480,000 to a loss of $19,000 for the nine months ended September 30, 1998 and 1999, respectively, primarily due to lower margins and higher operating expenses.

Revenue of $1,700,000 from TurboPower Software was $254,000, or 18%, higher for the nine months ended September 30, 1999 compared with the same prior year period, primarily due to new product releases. Operating income from this segment increased $273,000 for the nine months primarily attributable to the increase in revenues.

GROSS MARGIN

The gross margin percentage was 46% for the nine months ended September 30, 1999 compared with 47% for the same period in 1998. This slight decrease is primarily due to a revenue mix more heavily weighted toward game sales. Revenue from games represented 41% of total revenue for the nine months ended September 30, 1999 compared with 26% of total revenue for the same period in the prior year.

OPERATING EXPENSES

Operating expenses were $21,901,000 and $18,573,000 for the nine months ended September 30, 1999 and 1998, respectively, an increase of $3,328,000 or 18%. Operating expenses decreased as a percentage of revenues from 47% for the nine months ended September 30, 1998, to 37% for the same period in 1999.

Selling, general and administrative expenses increased from $13,052,000 for the nine months ended September 30, 1998, to $14,945,000 for the same period in 1999, an increase of $1,893,000 or 15%. Selling, general and administrative expenses as a percentage of revenues decreased from 33% for the nine months ended September 30, 1998, to 26% for the same period in 1999. The increase in selling, general and administrative expenses is primarily attributable to increased legal costs and higher commissions related to the higher revenue. The change in selling, general and administrative expenses as a percentage of revenue is partly due to the fixed nature of some expenses which do not fluctuate with revenue.

Research and development expenses increased from $2,628,000 for the nine months ended September 30, 1998, to $3,820,000 for the same period in 1999, an increase of $1,192,000 or 45%. Research and development expenses as a percentage of revenues remained at 7% for the nine months ended September 30, 1999 and 1998.

Depreciation and amortization expense increased from $1,893,000 for the nine months ended September 30, 1998, to $3,136,000 for the same period in 1999, an increase of $1,243,000 or 66%. The increase in depreciation and amortization is primarily due to nine months of expense in 1999 related to the Xtreme link which began operation in the second quarter of 1998, combined with amortization of software development costs related to the Bandit platform, which began in the fourth quarter of 1998.

OTHER INCOME, NET

Other income, net, is comprised of interest income, interest expense, gains and losses on disposal of assets and other transactions that are not the result of normal operations. Other income, net, decreased from $1,229,000 for the nine months ended September 30, 1998, to $970,000 for the same period in 1999, a decrease of $259,000 or 21%. This decrease is primarily due to lower interest income partially offset by the reversal of approximately $411,000 of interest expense related to a favorable lawsuit decision by a court of law, in the second quarter of 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

OVERVIEW

Income from operations was $2,551,000 for the three months ended September 30, 1999, compared with a loss of $340,000 for the same prior year period, an increase of $2,891,000. Net income increased from $48,000 for the three months ended September 30, 1998 to $1,809,000 for the same period in 1999, an improvement of $1,761,000.

Total revenue for the three months ended September 30, 1999 was $20,012,000 compared with $15,039,000 for the same prior year period. This is an increase of $4,973,000, or 33%, due primarily to higher sales of systems and services products and gaming devices.

Systems and services revenue was $7,289,000 for the third quarter of 1999 compared with $6,307,000 for the third quarter of 1998, an increase of $982,000 or 16%. This increase is primarily due to sales of the Oasis Windows product, which was introduced for sale late in the fourth quarter of 1998. Operating income from this segment was $3,278,000 for the current quarter compared with $2,023,000 for the same quarter in the prior year, an increase of $1,255,000. This increase is primarily due to the increased revenue partially offset by increase operating and corporate expenses.

Revenue from the sale of gaming devices increased from $4,911,000 for the three months ended September 30, 1998 to $8,848,000 for the three months ended September 30, 1999, an improvement of $3,937,000. Sales of the Bandit Bingo game, which began late in the fourth quarter of 1998, were the primary reason for the increase. This segment's operating loss decreased from $2,111,000 for the third quarter of 1998 to $985,000 for the same 1999 period due primarily to increased revenue and gross margin percentage, partially offset by higher operating and corporate expenses.

The recurring revenue segment experienced a 27% decline in revenue for the third quarter of 1999 compared with the same prior year period. Revenue was $1,687,000 for the three months ended September 30, 1999 compared with $2,316,000 for the prior year. This decline in revenue was primarily attributable to fewer machines on the Cool Millions links combined with lower levels of play. The total number of linked units decreased 41% between September 30, 1998 and September 30, 1999, primarily due to the closing of the Mississippi link in February 1999 combined with a reduction in linked machines in Nevada. The number of Cool Millions linked units decreased 221 units, from 271 at September 30, 1998 to 50 at September 30, 1999. Operating income for this segment for the three months ended September 30, 1999 was $140,000 compared with a loss of $393,000 for the same three month period of 1998. This increase is principally attributable to an increased gross margin percentage offset in part by the lower revenue.

Revenue from signs was $1,667,000, an increase of 56%, or $599,000, for the three months ended September 30, 1999 compared with the same 1998 period. This increase is primarily attributable to the increased sales of games related signage. Operating income for this segment decreased from $143,000 to $33,000 for the third quarter of 1999 compared with 1998, primarily due to a lower gross margin percentage on higher revenue combined with higher operating expenses.

TurboPower revenue increased 19%, from $437,000 for the three months ended September 30, 1998 to $521,000 for the same period in 1999. This segment's operating income increased $87,000, from a loss of $2,000 for the third quarter of 1998 to a profit of $85,000 for the same 1999 period primarily due to the increased revenue.

GROSS MARGIN

The gross margin percentage increased from 45% for the three months ended September 30, 1998 to 50% for the same three month period in 1999. This increase is primarily attributable to the positive effect of manufacturing and purchasing efficiencies realized in the third quarter of 1999. These efficiencies were partially offset by a revenue mix that was more heavily weighted toward the lower margin games sales. Revenue from games represented 44% of total revenue for the three months ended September 30, 1999 compared with 33% of total revenue for the same quarter in prior year. The amount of systems and services revenue as a percentage of total revenue declined from 42% for the quarter ended September 30, 1998 to 36% for the same quarter in 1999.

OPERATING EXPENSES

Operating expenses increased slightly from $7,154,000 for the three months ended September 30, 1998, to $7,485,000 for the same period in 1999, an increase of $331,000 or 5%. Operating expenses decreased as a percentage of revenues from 48% for the three months ended September 30, 1998, to 37% for the same period in 1999.

Selling, general and administrative expenses increased from $4,399,000 for the three months ended September 30, 1998, to $5,189,000 for the same period in 1999, an increase of $790,000 or 18%. Selling, general and administrative expenses as a percentage of revenues decreased slightly from 29% for the three months ended September 30, 1998, to 26% for the same period in 1999. The increase in selling, general and administrative expenses is primarily attributable to higher legal costs and increased commissions related to the higher level of sales for the current quarter. The change in selling, general and administrative expenses as a percentage of revenue is partly due to the fixed nature of some expenses which do not fluctuate with revenue.

Research and development expenses were $1,260,000 for the third quarter of 1999 compared with $1,115,000 for the same quarter in 1998, an increase of $145,000 or 13%. Research and development expenses as a percentage of revenues decreased from 7% for the three months ended September 30, 1998 to 6% for the same period in 1999. The increase is principally due to increases in headcount.

Depreciation and amortization expense increased from $640,000 to $1,036,000 for the three months ended September 30, 1998 compared with the same period in 1999. This increase is primarily attributable to an increase in the average number of units on the Xtreme link for the third quarter of 1999 of 319 units compared with 295 units for the third quarter of 1998. Also contributing to the increase was amortization of software development costs, related to the Bandit platform, which began in the fourth quarter of 1998.

OTHER INCOME, NET

Other income, net, is comprised of interest income, interest expense, gains and losses on disposal of assets and other transactions that are not the result of normal operations. Other income, net, decreased from $414,000 for the three months ended September 30, 1998, to $233,000 for the same period in 1999, a decrease of $181,000 or 44%. This decrease is primarily due to lower interest income in 1999 compared with 1998.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operating and capital expenditures primarily through cash flows from its operations and cash from proceeds of its equity offerings. The Company had cash and cash equivalents of $12,062,000 at September 30, 1999, compared with $13,252,000 at December 31, 1998, of which $8,231,000 and $8,111,000, respectively, were restricted for payment of slot liabilities.

Certain jurisdictions in which MSP systems operate require that the Company maintain restricted funds for the payment of jackpot prizes. At September 30, 1999, the Company's accrued slot liability for its MSP systems aggregated $22,395,000. There was no unaccrued slot liability. In connection with these slot liabilities and in accordance with gaming requirements, the Company established restricted cash accounts aggregating approximately $8,231,000 at September 30, 1999 to ensure availability of adequate funds to pay for future jackpot liabilities. The Company also has restricted investment securities approximating $15,810,000 as of September 30, 1999 for the payment of jackpots already won. Although statistically unlikely, a possibility exists that multiple jackpots may be awarded prior to the time period over which game play has generated sufficient revenue to accrue each base jackpot amount. Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots hit.

The Company's ratio of current assets to current liabilities is 3.8 to 1 at September 30, 1999, while the noncurrent liabilities to equity ratio is .29 to
1. Based on this financial position, the Company believes it could obtain additional long-term financing for growth. However, there can be no assurance that the Company will be able to obtain additional sources of capital.

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

The Company's internal information system, put into operation in the second quarter of 1998, has been certified by the vendor as year 2000 compliant. The operating system that this software uses has also been certified as year 2000 compliant by the third party manufacturer. The Company has tested certain attributes of this system by processing test information in the year 2000 format. The results of those tests confirmed that the tested attributes are year 2000 compliant. Additional testing will be performed on the remaining attributes. Management expects to be completed with this testing in November 1999. Based on the vendor assurances, and the results of the preliminary testing, the Company believes that it will not experience any disruption in daily operations with this system related to year 2000 issues; however, if such disruption should occur, the Company believes that it could maintain ongoing operations through manual record keeping procedures until the computerized system functionality is reestablished.

The Company is also in the process of testing and upgrading all desktop computers and their associated software for year 2000 compliance. This testing is expected to be complete by November 1999. The total cost of upgrading non-compliant personal computers and software is expected to be $225,000. Through September 30, 1999 approximately $214,000 has been spent on year 2000 compliant software upgrades.

The Company operates its MSP systems using its own proprietary software which utilizes a third party operating system which was not year 2000 compliant. The Company upgraded the operating system to a certified year 2000 compliant version at an approximate cost of $10,000. With this upgrade, the Company does not believe it will experience any disruption of MSP operations; however, the MSP technology is dependent upon third party phone service as well as computerized information systems and electricity at the various casino sites where the MSP equipment is deployed. Disruption in any of these areas could render MSP operations inoperable until service is reestablished.

The Company continues to review the impact of year 2000 issues concerning the Company's production facility. No concerns have been identified. Therefore, at this time, the Company believes that there will not be any material adverse affect on its production capabilities resulting from year 2000 issues related to the Company's production processes.

The Company also sells proprietary software to third parties. The Company has year 2000 compliant versions of this software; however, a portion of the Company's customer base uses a version of the software that includes certain modules which are not year 2000 compliant. The Company has notified all of these customers that they require an upgrade to become year 2000 compliant. The Company has completed approximately 90% of customer upgrades and plans to complete all such upgrades on customers covered by purchased maintenance agreements in calendar year 1999 at an estimated cumulative cost of approximately $100,000. Through September 30, 1999 approximately $92,000 has been spent. The Company has also planned the resources necessary to complete the upgrades for customers that are not under maintenance agreements; however, performing these upgrades is contingent upon these customers contracting for a fee with the Company to purchase an upgrade.

A portion of the gaming devices sold by the Company to third parties are not year 2000 compliant. The Company plans to provide an upgrade on these units prior to December 31, 1999 at an estimated cumulative cost of approximately $10,000.

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

Based on current assessments and testing, the Company does not expect year 2000 issues to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, risk exists regarding non-compliance of third parties with operational importance to the Company, such as key suppliers and customers, utilities, telecommunication providers, or financial institutions, which could result in lost production, sales, or administrative difficulties on the part of the Company. Year 2000 issues, if severe, could have a material effect on the Company. Pending completion of the year 2000 assessment, the Company will finalize a contingency plan to address possible risks of year 2000 noncompliance on the Company's financial position. Though assessment and testing will be ongoing throughout 1999, the Company expects to have its assessment, testing and contingency planning completed by November 1999.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and the changes in the market values of its investments.

The Company's interest rate exposure relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash primarily in debt instruments of the U.S. Government and its agencies and state and other municipal government agencies. By policy, the Company limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

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

- Possible adverse effects upon revenues if the Company experiences delays in developing or obtaining regulatory approval of new products, including the possible adverse effects resulting from the time delay associated with modifying products to meet regulation changes, such as the proposed amendments to Nevada Regulation 14.

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

PART II.                        OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

A patron dispute was filed against the Company in connection with the Company's Cool Millions dollars progressive slot machine at Splash Casino in Tunica, Mississippi. The dispute was heard by the Mississippi Gaming Commission, who decided that the patron had won only $5.00 rather than the jackpot of $1,742,000 as alleged by the patron. The patron appealed the Commission's decision to the Circuit Court of Tunica County. On January 16, 1998, the Court issued an Order reversing the Commission's decision and ordered the Company to pay the jackpot plus interest from April 8, 1995. As a result of the Circuit Court's Order, and with the consent of the Mississippi Gaming authorities, the Company reduced the Cool Millions dollar Mississippi jackpot by $1,742,000. The Company appealed the decision to the Mississippi Supreme Court. The Mississippi Supreme Court ruled in favor of the Company. Upon receiving the decision of the Mississippi Supreme Court in favor of the Company, the Company discontinued accruing interest on the disputed amount and adjusted the previously accrued interest balance of $411,000 to zero. The patron has requested a rehearing by the Mississippi Supreme Court. Subsequent to September 30, 1999 the court ruled in favor of the Company, denying the patrons request for a rehearing. Therefore, the claim will not have a material adverse effect on the Company's consolidated financial statements taken as a whole.

On May 19, 1998, Acres Gaming Corporation filed an action against the Company, Mikohn Gaming Corporation, New York New York Hotel & Casino, LLC, and Sunset Station Hotel & Casino, in the Federal Court for the State of Nevada, alleging that the Company violated certain patent rights of Acres Gaming. Acres Gaming also filed a Motion for Preliminary Injunction which it later withdrew. The Company believes this action is without merit and will continue to vigorously defend itself. While the outcome of this lawsuit is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial statements taken as a whole.

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

On October 28, 1999, International Game Technology, ("IGT") filed, but did not serve, a lawsuit against the Company, Williams Gaming, Sigma Gaming, and Silicon Gaming Company, in the Federal District Court for the State of Nevada, alleging that the Company violated certain patent rights of IGT relating to the use of touch screens on video gaming devices. Specifically, the lawsuit alleges that the Company's Bingo game and other video poker gaming devices infringe IGT's patent. The Company is investigating the claims and if the lawsuit is served, the Company will respond. While the Company believes the allegations contained in this lawsuit are without merit the claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any. The Company plans to vigorously defend itself.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

         Exhibit 27.1      Financial Data Schedule

There were no reports filed on Form 8-K for the nine month period ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CASINO DATA SYSTEMS
                                               -------------------
                                                   Registrant




Date:         November 12, 1999              /s/ Steven A. Weiss
         ---------------------------        --------------------------------
                                              Steven A. Weiss
                                                Chief Executive Officer and
                                                Chairman of the Board
                                                (Principal Executive Officer)


Date:         November 12, 1999              /s/ Lee Lemas
         ---------------------------        --------------------------------
                                              Lee  Lemas
                                                Chief Operating and
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)