Form 10-K405
period 1999-12-31
CASINO DATA SYSTEMS
filed 2000-03-30
CIK 898756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-21426

                            ------------------------

                              CASINO DATA SYSTEMS

             (Exact Name of Registrant as Specified in its Charter)

                NEVADA                                      88-0261839
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

          3300 BIRTCHER DRIVE
           LAS VEGAS, NEVADA                                  89118
    (Address of principal executive                         (Zip Code)
               offices)

                                 (702) 269-5000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR
                                     VALUE

                            ------------------------

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    As of March 21, 2000, 18,431,739 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on March 21, 2000, was $55,499,838. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
PART I
Item 1.      Business....................................................      3

Item 2.      Properties..................................................     22

Item 3.      Legal proceedings...........................................     22

Item 4.      Submission of Matters to a Vote of Security Holders.........     23

PART II
Item 5.      Market for Registrant's Common Stock and Related Stockholder
             Matters.....................................................     24

Item 6.      Selected Financial Data.....................................     25

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results Of Operations...................................     25

Item 7A.     Quantitative and Qualitative Disclosures About Market
             Risk........................................................     33

Item 8.      Consolidated Financial Statements and Supplementary Data....     33

Item 9.      Changes and Disagreements with Accountants on Accounting and
             Financial Disclosure........................................     60

PART III
Item 10.     Directors and Executive Officers of the Registrant..........     60

Item 11.     Executive Compensation......................................     60

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................     60

Item 13.     Certain Relationships and Related Transactions..............     60

PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................     61

             Signatures..................................................     63

                                     PART I

ITEM 1. BUSINESS

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Casino Data Systems (the "Company" or "CDS") is a designer and manufacturer of innovative technology-driven products for the gaming industry. The Company is including the following cautionary statement to take advantage of the "safe harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

    - A decline in demand for, or appeal of, the Company's products, or a decline in the rate of growth of new and existing markets for the Company's products.

    - An increase in popularity of competitor's products.

    - The entry into the market by new competitors and competition with more well established manufacturers and distributors.

    - The loss or retirement of our key executives.

    - Approval of competitor's patent applications resulting in an inability to use intellectual property upon which the Company relies to manufacture and sell its products or denial of approval of the Company's patent applications.

    - Unfavorable public referendums or anti-gaming legislation.

    - Unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems.

    - The effect of regulatory and governmental actions including, without limitations, delays in regulatory approval for the Company's products, or the limitation, conditioning, suspension or revocation of any of the Company's licenses.

    - Unfavorable determination of suitability by gaming regulatory authorities with respect to our officers, directors, key employees or business partners.

    - With respect to legal actions pending against the Company, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation.

    We do not undertake to update our forward looking statement to reflect future events or circumstances.

GENERAL

    The Company's primary products and services include the (i) design and manufacture of casino management information systems, including the Company's historical core product, the OASIS-TM- II (On-Line Accounting and Slot Information System) System and its successor, OASIS
Windows-Registered Trademark- (Windows is a registered trademark of Microsoft Corporation) (collectively referred to as "OASIS"); (ii) operation of multi-site link progressive ("MSP") systems which link gaming machines in different casinos to allow patrons to compete for large, lifestyle-changing progressive jackpots;
(iii) design and manufacture of innovative gaming machines, (iv) design and manufacture of meters, signs and graphics which allow the Company to offer integrated gaming systems with custom designed glass and graphics, progressive meters and customized overhead signage and (v) development of advanced software programming tools. The Company provides these products and services through operation of five segments: systems and services, gaming devices, recurring revenue, signs and TurboPower Software (TurboPower). Prior to 1998, the Company also operated an additional graphics and imaging segment that sold graphics and imaging products to third parties.

    These segments contributed to consolidated revenue for each of the three years ended December 31, 1999 as follows:

                                                              REVENUES
                                                   ------------------------------
SEGMENT                                              1999       1998       1997
-------                                            --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Systems and Services.............................  $30,075    $23,147    $19,314
Gaming Devices...................................   30,302     14,561      6,328
Recurring Revenue................................    7,231      9,469     21,127
Signs............................................    5,702      4,031      4,244
TurboPower.......................................    2,220      1,847      1,450
Graphics and Imaging.............................       --        125      2,041
                                                   -------    -------    -------
  Total..........................................  $75,530    $53,180    $54,504
                                                   =======    =======    =======

    Founded in 1990 by Steven Weiss, the Company's Chairman and Chief Executive Officer, the Company grew rapidly by developing and marketing technologically advanced products, including its DOS based OASIS casino management information systems and its Cool Millions-TM- MSP system, and through strategic acquisitions of businesses and technology to complement the Company's core products. The Company's OASIS system is installed in over 123,000 gaming machines in approximately 106 casinos throughout North America. Through the marketing and enhancement of its OASIS systems, the Company has developed relationships with many major casinos in North America, which the Company believes provides it with a competitive advantage in marketing its other products and systems. In 1993, the Company developed progressive meter technology and has since expanded and diversified its operations through the acquisition of graphics, signs and software businesses. In 1994, the Company launched its Cool Millions MSP system in Mississippi and was licensed by Nevada as a manufacturer and distributor of gaming devices. The Company's gaming devices product portfolio is comprised of proprietary video poker and video slot games along with traditional reel spinning slot machines.

BUSINESS STRATEGY

    The Company's objective is to become the leading designer and manufacturer of innovative technology-driven products and services to meet the gaming industry's evolving needs. To meet this goal, the Company intends to continue to enhance and refine its existing products and systems, develop new and entertaining interactive gaming devices and continue its research and development efforts to maintain its ability to offer technologically advanced products in each of its businesses and further integrate its operations to provide the best possible products and services to its customers. The Company also continually reviews all components of its business for possible improvement of future profitability and shareholder value through acquisition, divestiture, reengineering or restructuring. The key elements of the Company's strategy are described below in relation to the Company's lines of business.

                               BUSINESS SEGMENTS

SYSTEMS AND SERVICES

CASINO MANAGEMENT INFORMATION SYSTEMS

    In order to maintain its position as a technological leader, the Company continues to expand the functionality of its casino management systems. The Company believes that innovative and reliable information systems will be a key element in the continued growth and success of the gaming industry. The Company's player tracking and gaming machine accounting systems traditionally have been used by casinos to monitor player activity and to collect, integrate and analyze data from electronic gaming devices. The Company has been evolving its player tracking and gaming machine accounting systems into a casino-wide management information system by using its technological expertise to develop software modules that allow the OASIS-TM- system to support additional marketing, accounting, security and maintenance functions for many areas of casino operations. The Company has completed development of two versions of a Windows-TM- NT compatible platform for OASIS software. The development of these system enhancements enables OASIS to expand data analysis, improve communications, and include data exchange with the other casino management information systems. OASIS products recently introduced into the Windows product line include PitBoss-TM- cage, credit and table games accounting; Diagnostic Monitor floor analysis and Universal Gateway system interface. In addition, the Company has wireless radio frequency communication capability on its OASIS platforms. Casinos with OASIS systems have the ability to customize their casino management information system operations by adding new modules and features to their existing OASIS systems as expansions or upgrades.

    OASIS, the Company's on-line gaming machine accounting and player tracking system, forms the core of the Company's information management system. The Company's casino management systems are comprised of modular software applications designed to deliver real-time solutions to the gaming industry. The system uses advanced electronic monitoring equipment to collect, integrate, analyze and report data from traditional slot machines, multi-site progressive link machines, video poker and other electronic devices. By linking on-line accounting and player tracking information, the OASIS system allows casinos to perform sophisticated and customized data analysis in real-time.

    The Windows compatible version utilizes Microsoft-Registered Trademark- NT Server operating software and incorporates Microsoft SQL Server relational database and third party report generators. The OASIS/Windows version was completed and approved for field trial in Nevada in April 1998. By
November 1998, the OASIS/ Windows field trial was completed and the product was available for general sale in Nevada. The Windows compatible version was approved for general sale in Gaming Laboratories International, Inc. ("GLI" is an independent gaming consultant that many jurisdictions utilize to approve electronic gaming devices, systems and associated equipment) territories in October 1998.

    BlackBart-TM-, the on-line gaming machine accounting module of the OASIS system, consolidates all coins that enter, exit, or are retained by each electronic gaming machine, records all jackpot and fill transactions, and calculates coin and currency drop values. This information is rapidly and continuously communicated to generate instant or "on-line" accounting of revenues for all types of electronic gaming machines. Machine statistics and net win analysis provide comprehensive revenue profiles for individual machines and the entire casino floor. An automated jackpot and fill program provides comprehensive jackpot accounting, security and control, including support for the Company's ProTURBO line of progressive jackpot meters, automatic federal and state tax withholding and automatic updates to the player tracking system.

    The ProTURBO progressive system central controller provides cost and operational advantages by eliminating individual progressive controllers for each meter and by enabling casinos to control all meters from one central workstation, allowing casinos to reset meters without manually configuring each meter on the casino floor. This feature provides the casino flexibility to design the gaming floor to highlight specific areas within the casino to stimulate player activity.

    Super-PlayMate-TM-, the player tracking and marketing database functionality within the OASIS system, allows casino operators to collect and access real-time player marketing information. Casino marketing departments use OASIS data to engage in target marketing, measure customer response to marketing efforts, award "comps" to good customers and measure the cost effectiveness of various "comp" and marketing programs by comparing the expenditures with revenues generated by a player or group. To collect player information, casinos issue coded and individualized "player club" cards to customers, which are inserted into a card reader mounted on or in the gaming machines. The OASIS system records the length of play, amount wagered and casino win on each machine played, enabling the casino to keep a record of gaming activity for each customer. In addition, the OASIS system integrates manually entered table game data with gaming machine data to produce comprehensive player ratings.

    The OASIS system features OmniVIEW, a dynamic, real-time graphic representation of the electronic gaming floor, which provides a display of all gaming activity as it occurs. By moving a cursor around the floor plan, the user can obtain detailed current information about any gaming machine and any player. Real-time information includes hopper level analysis, carded and cardless player headcounts and maintenance event detail.

    The Surveillance Monitor module is designed to assist security and surveillance personnel by flagging certain types of transactions with distinctive message or alarm attributes. These messages are displayed on screen and may be printed on a security log. The Diagnostic Monitor-TM- module provides a history of maintenance problems and procedures performed for each gaming machine and can be programmed to automatically page maintenance personnel and initiate work orders when failure codes are entered via keypad at the gaming machine.

    PitBOSS is the cage, credit, and table games accounting application that ties the table games area into the OASIS casino management suite of products. Marketing data is shared between OASIS and PitBOSS applications to provide comprehensive player analysis for multiple locations of gaming activity. Full accounting is provided for all cage transactions including checks, markers, deposits, withdrawals and payments, and for all table games' transactions including fills, credits, and table inventory.

    The Universal Gateway application enables the casino management system to interface with third party systems such as hotel systems or point of sale systems, through customizable messages and communication protocols. This program allows players to accumulate points with purchases throughout the resort in addition to gaming activities. Additionally, with a swipe of the player's club card, players may use their points throughout the resort to pay for meals, hotel rooms, or resort services.

    The Company continues to invest in its OASIS casino information management systems to pursue its objective of technological leadership. The Company will continue to enhance existing modules and will focus on developing new modules in the future in an effort to increase the OASIS systems' functionality.

GAMING DEVICES

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

    The Company believes that its success in the video gaming business will be dependent upon its development and marketing of state-of-the-art interactive video gaming machines which will add entertainment value and encourage social interaction among players to enhance the gaming experience. To that end, the Company has developed various video poker and video slot games along with traditional reel spinning slot machines that are currently licensed in various jurisdictions. In addition, the Company intends to develop new interactive video gaming devices with enhancements in production value, computer graphics and entertainment-focused secondary game features.

RECURRING REVENUE

    MSP systems link a number of gaming machines in various casinos to a central computer that allocates a portion of each wager made to one or more progressive jackpots. By linking the machines together, larger life-style changing progressive jackpots can be awarded more frequently than with stand alone machines due to the increased number of wagers contributing to the jackpot on the link. The Company had 301 games participating on its three MSP system links as of December 31, 1999.

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

TURBOPOWER

    The Company's TurboPower Software subsidiary (TurboPower) develops advanced software programming tools used by software professionals to develop applications for business and industry. Located in Colorado, TurboPower also provides debugging tools for professional software developers.

GRAPHICS AND IMAGING

    The Company's Graphics and Imaging subsidiary designed and manufactured decorative flat glass and slot reel graphics, supplying the Company's games division as well as outside gaming device manufacturers and casinos. Due to losses reported for several consecutive quarters, the Company initiated a plan in the fourth quarter of 1997 to discontinue external operations and service only internal demand.

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

RELIANCE ON KEY CUSTOMERS

    The Company has historically maintained strong business relationships with several key casino customers including, but not limited to, Boyd Gaming; Mandalay Resort Group; Harrah's Entertainment; Foxwoods; Park Place Entertainment Corporation, successor to Grand Casinos; Mirage Resorts; Showboat and Station Casinos which have, in certain periods, accounted for a material amount of the Company's sales. Combined, these entities accounted for approximately 27%, 25% and 36% of the Company's total sales during the fiscal years ended December 31, 1999, 1998 and 1997, respectively. While each sale of casino management information systems and other large product contracts are negotiated independently and do not occur with specific frequency, the loss or reduction of a major customer could have a material adverse impact on the financial results of the Company. There can be no assurance that the Company will maintain strong business relationships with its key customers in the future.

COMPETITION

    The market for casino management information systems, MSP systems, gaming machines and each of the Company's other products are difficult markets in which to compete and there are a number of established, well-financed and well-known companies that compete with each of the products and services offered by the Company. IGT in particular enjoys a significant domestic and international market position in the Company's primary markets, including casino management information systems, gaming machines and MSP systems

    The Company also competes with several other competitors in one or more areas of the Company's markets, including, but not limited to, Alliance Gaming (Bally Gaming International), Anchor Gaming, Sigma Gaming, Universal Distributing, Mikohn, WMS Gaming, Acres Gaming, Silicon Gaming, Aristocrat, Atronic, Unidesa, Gaming Systems International, Lodging Systems, Inc. and Yesco. The development of a successful new product or product design by a competitor could adversely affect sales of the Company's products and, although the Company would endeavor to respond quickly with its own competing products, no assurance can be made that a significant new product designed by a competitor would not have a material adverse effect on the Company's results of operations.

MARKETING AND SALES

    The Company has approximately 40 full time sales and marketing staff focusing on the sales of OASIS casino management information systems, MSP games, games, signs and meters. The Company's TurboPower Software subsidiary sells its products primarily by telephone and the Internet. In addition to its corporate headquarters in Las Vegas, Nevada, the Company maintains regional sales and support offices in Sparks, Nevada; Gulfport, Mississippi; Atlantic City, New Jersey and Plymouth, Minnesota.

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

EMPLOYEES

    As of December 31, 1999, the Company had approximately 404 full-time employees, approximately 70 of whom were software or hardware engineers. The majority of the remaining employees are engaged in technical support and customer service, production, field installation and support, sales and marketing and administration. The Company also uses a temporary agency to provide skilled workers for light manufacturing and assembly during high-demand manufacturing periods. The Company is not currently subject to a collective bargaining agreement and believes that its employee relations are good.

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

    The gaming machines that may be developed by the Company are defined as "gaming devices" in many jurisdictions. Although gaming device and equipment regulations vary among jurisdictions, each jurisdiction requires various licenses, approvals or permits to be held by companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment. The Company or one of its subsidiaries is licensed as a manufacturer, distributor and/or supplier of gaming devices in the states of Iowa, Louisiana, Mississippi and Nevada, certain Native American jurisdictions and the city of Windsor, Ontario, Canada, and has applied to be licensed in several other jurisdictions. The Company has operated pursuant to transactional waivers or as a supplier of associated equipment in jurisdictions in which the Company's license applications are pending. The Company will be required to apply for additional transactional waivers in the event it seeks to make sales to additional casinos in such jurisdictions prior to licensing. The Company will be required to apply for licensing as a manufacturer, distributor and/or supplier of gaming devices or associated equipment prior to making sales in each new jurisdiction.

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

    Substantially all loans, leases, sales of securities and similar financing transactions by a Mississippi Subsidiary must be reported to or approved by the Mississippi Commission. A Mississippi Subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities, if it obtains the prior approval of the Mississippi Commission. The Company may not make a public offering of its securities without the approval of the Mississippi Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Mississippi, or to retire or extend obligations incurred for such purposes. The Company has received an annual renewal of continuous approval of all public offerings from the Commission and therefore is only required to obtain the Executive Director's approval of an offering of securities. Such approval does not constitute a finding, recommendation or approval by the Mississippi Commission or the Executive Director as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

    In addition to the foregoing, two federal statutes may have applicability to commercial gaming contracts with Native American tribes:

1. Title 25, Section 81, of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value...in consideration of services for said Indians relative to their lands...unless such contract or agreement be executed and approved" by the Secretary or his or her designee. Agreements for services relative to Native American lands which fail to conform with the requirements of this section will be void and unenforceable, and all money or other things of value paid under such void agreements is subject to judicial forfeiture in litigation, which can be brought by any person, in the name of the United States of America. In the Company's opinion, its sales contracts are not for services, and therefore Title 25, section 81, of the United States Code does not apply to the Company's contracts. The Company also believes that its sales of its OASIS II systems are not "relative to Native American lands" because, although the Company's products ultimately may be used on Native American lands, the products themselves are not related to such lands, and give the Company no control over such lands. To date, the Secretary has not asserted that agreements for the sale of goods to Indian tribes require his approval under Title 25, Section 81, United States Code.

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

ITEM 2. PROPERTIES

    The Company owns a 140,000 square foot office, production, warehouse and distribution facility in Las Vegas, Nevada where it houses its administrative, sales, engineering, research and development and Nevada MSP system support staff. The Company also owns one building adjacent to its main facility which is approximately 8,450 square feet and leases an adjacent 45,000 square foot facility which houses its sign business.

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

    On October 20, 1999, International Game Technology ("IGT") filed but did not serve, a complaint against the Company and three other slot machine manufacturers alleging that CDS and others infringed a patent owned by IGT through the Company's use of gaming devices containing touch screens with redundant play buttons that control game outcome features. The Company believes that substantial prior art exists that renders the IGT patent invalid. On February 25, 2000, IGT dismissed the lawsuit against the Company, retaining its right to refile the lawsuit in the future. Management does not expect the outcome of this lawsuit to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

    The Company and its subsidiaries are also involved from time to time in other various claims and legal actions arising in the ordinary course of business including, but not limited to, administrative claims and legal actions brought in state and federal courts by patrons of the Company's MSP games, wherein the patron may allege the winning of jackpot awards or some multiple thereof. Because of the size of the jackpots that a patron may play for, related patron disputes often involve sizable claims. The loss of a sizable patron dispute claim could have a material adverse effect on the Company. For example, the Company is currently litigating two patron disputes that it has won on every level of review, however the patrons have continued to appeal the decisions. One dispute has been appealed by the patron to the Supreme Court of the State of Mississippi, and the patron alleges a claim for two identical jackpots of over $2.7 million dollars each. A second dispute has been appealed by a patron to the Supreme Court of the State of Nevada, who alleges a claim for over $8 million dollars. In either case, if the patron were to win, the Company would be liable to pay $1 million dollars immediately (plus interest) with the remainder to be paid in installments over twenty years in an annuity. However, management believes that the likelihood of success by those making such claims is remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

    The Company's common stock has been traded on the NASDAQ National Market under the symbol CSDS since April 5, 1993. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for the common stock, as reported on the NASDAQ National Market.

                                                                HIGH       LOW
                                                              --------   --------
1998
  First Quarter.............................................   $4.56      $2.94
  Second Quarter............................................    4.19       2.63
  Third Quarter.............................................    3.13       1.63
  Fourth Quarter............................................    2.69       1.25
1999
  First Quarter.............................................   $3.81      $1.56
  Second Quarter............................................    5.06       2.91
  Third Quarter.............................................    7.50       4.00
  Fourth Quarter............................................    5.25       2.88

    On March 8, 2000 the last reported sale price of the common stock was $5.50. As of March 8, 2000, the Company had approximately 301 holders of record.

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

ITEM 6. SELECTED FINANCIAL DATA (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

    The selected data presented below should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected data presented below under the captions "Consolidated Statement of Operations Data" for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and "Consolidated Balance Sheet Data" as of the end of each of the years in the five-year period ended December 31, 1999 are derived from the audited consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999 and the reports thereon, are included elsewhere in this Form 10-K. All share and per share data have been adjusted for a 3 for 2 stock split effected on October 11, 1995 to shareholders of record on September 25, 1995 and an additional 3 for 2 stock split effected on February 27, 1996 to shareholders of record as of February 20, 1996.

                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                --------   --------   --------   --------   --------
                                                    AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
Consolidated Statement of Operations Data:
  Total revenues..............................  $75,530    $53,180    $ 54,504   $70,871    $32,894
  Total costs and expenses....................   68,541     53,934      96,790    68,901     26,653
                                                -------    -------    --------   -------    -------
  Income (loss) from operations...............    6,989       (754)    (42,286)    1,970      6,241
  Total other income (expense)................    1,022      1,620        (499)    5,077        885
                                                -------    -------    --------   -------    -------
  Income (loss) before income taxes...........    8,011        866     (42,785)    7,047      7,126
  Income tax (benefit) expense................   (7,201)    (1,647)     (3,070)    2,232      2,394
                                                -------    -------    --------   -------    -------
    Net income (loss).........................  $15,212    $ 2,513    $(39,715)  $ 4,815    $ 4,732
                                                =======    =======    ========   =======    =======
  Basic net income (loss) per common share
    (1).......................................  $  0.83    $  0.14    $  (2.20)  $  0.29    $  0.35

  Diluted net income (loss) per common share
    (1).......................................  $  0.82    $  0.14    $  (2.20)  $  0.28    $  0.34

  Shares used in basic per share calculation
    (1).......................................   18,234     18,066      18,043    16,892     13,572

  Shares used in diluted per share calculation
    (1).......................................   18,628     18,105      18,043    17,485     13,876

                                                                   DECEMBER 31,
                                               ----------------------------------------------------
                                                 1999       1998       1997       1996       1995
                                               --------   --------   --------   --------   --------
Consolidated Balance Sheet Data:
  Cash and cash equivalents..................  $  9,255   $13,268    $27,873    $ 21,482   $13,157
  Working capital............................    54,564    39,707     41,514      58,226    23,136
  Total assets...............................   110,887    99,010     96,956     125,422    60,307
  Total liabilities..........................    28,361    32,870     33,329      22,246    12,239
  Total long-term debt, including current
    portion..................................       214       211      2,454       4,482     4,304
  Total shareholders' equity.................    82,526    66,140     63,627     103,177    48,068

------------------------

(1) The earnings per share numbers for years prior to 1997 were restated in 1997 to conform to the requirements of Statement of Financial Accounting Standard No. 128 "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

    Total revenue was $75,530,000 compared with $53,180,000 for the twelve months ended December 31, 1999 and 1998, respectively, an increase of $22,350,000 or 42%. This increase is primarily due to increased revenues from the sale of gaming devices of $15,741,000, and systems and services sales of $6,803,000.

    Revenue from systems and services was $30,075,000 for the year ended December 31, 1999 compared with $23,147,000 in 1998. This increase of $6,928,000 or 30%, is primarily due to sales of the Company's Windows-TM- based Oasis product, which was introduced late in the fourth quarter of 1998. Among the key factors affecting new OASIS systems orders are the rate of growth in the gaming industry and replacement of existing systems. Although the Company believes that the market for its system is strong, the continued existence and expansion of gaming markets is dependent upon political, legal and other factors which are beyond the control of the Company. Notable quarterly variations in revenue and income may occur since casino management information systems constitute a primary source of revenue.

    Revenue from the sale of gaming devices increased 108% from the prior year revenue of $14,561,000 to $30,302,000 for the twelve months ended December 31, 1999. The sale of machines on the Company's high-end multimedia Bandit-TM-platform in 1999 was the principal reason for this increase in revenue. Specifically, Bandit Bingo-TM- accounted for the majority of the increase, which was launched in late 1998.

    The recurring revenue segment experienced a decline in revenue of $2,238,000 in 1999 compared with 1998, primarily due to the decline in the number of operating units in service and reduced levels of play due to the maturation of the MSP models currently deployed. The number of recurring revenue units declined from 556 at the end of December 1998 to 301 at the end of December 1999. The Company plans on refreshing its MSP models in fiscal 2000.

    Signs revenue increased $1,671,000 to $5,702,000 for the twelve months ended December 31, 1999 compared with 1998. This increase is primarily the result of increased effectiveness of marketing and sales efforts in 1999.

    Revenue from the sale of software development tools was $2,220,000 in 1999, an increase of $373,000 or 20% from 1998, principally attributable to new product releases in 1999.

GROSS MARGIN

    Total cost of goods sold increased from $28,398,000 for the twelve months ended December 31, 1998, to $41,390,000 for the same period in 1999, an increase of $12,992,000 or 46%. Consolidated gross margin increased from $24,782,000 for the twelve months ended December 31, 1998 to $34,140,000 for the same period in 1999. The increase in gross margin is primarily attributable to the increase in revenue from gaming devices and systems and services. Consolidated gross margin as a percentage of revenue decreased from 47% for the twelve months ended December 31, 1998 to 45% for the same period in 1999. The decrease in gross margin as a percentage of revenue is primarily due to the change in revenue mix in 1999, which reflected an increase in revenue from gaming devices as a percentage of total revenue.

OPERATING EXPENSES

    Operating expenses increased from $25,536,000 for the twelve months ended December 31, 1998, to $27,151,000 for the same period in 1999, an increase of $1,615,000 or 6%. These costs include a $1,000,000 charge for the loss from shareholders suit in 1998, and a $1,852,000 net benefit from the terminated slot liability associated with the Mississippi Cool Millions links, partially offset by the write-off of related impaired intangible assets in 1999. Excluding these items, operating expenses decreased as a percentage of revenues from 46% for the twelve months ended December 31, 1998, to 38% for the same period in 1999, the result of a greater revenue increase relative to expenses.

    Selling, general and administrative expenses increased from $17,722,000 for the twelve months ended December 31, 1998, to $19,709,000 for the same period in 1999, an increase of $1,987,000 or 11%. This increase is primarily due to increased legal costs, primarily litigation costs associated with the Acres lawsuit (see Note 16 of Notes to Consolidated Financial Statements), along with increased sales commission expense in 1999 related to higher revenues. Selling, general and administrative expenses as a percentage of revenue decreased from 33% for the twelve months ended December 31, 1998, to 26% for the same period in 1999.

    Research and development expenses increased from $3,827,000 for the twelve months ended December 31, 1998, to $5,121,000 for the same period in 1999, an increase of $1,294,000 or 34%. This increase is primarily attributable to increased engineering headcount and prototype expense. Research and development expenses as a percentage of revenues remained stable at 7% for each of the twelve months ended December 31, 1998 and 1999.

    Depreciation and amortization increased from $2,987,000 for the twelve months ended December 31, 1998, to $4,173,000 for the same period in 1999. The increase is primarily due to a full year of depreciation expense in 1999 related to the Xtreme MSP link which began operation in the second quarter of 1998, combined with amortization of software development costs related to the Bandit platform, which began in the fourth quarter of 1998.

OTHER INCOME, NET

    Other income, net, is primarily comprised of interest income, interest expense and gains and losses on disposal of assets. Other income decreased from $1,620,000 for the twelve months ended December 31, 1998, to $1,022,000 for the same period in 1999. This decrease is primarily due to lower interest income partially offset by the reversal of approximately $411,000 of interest expense related to a favorable lawsuit decision by a court of law, in the second quarter of 1999.

INCOME TAX BENEFIT

    Income tax benefit increased from a benefit of $1,647,000 for the twelve months ended December 31, 1998 to a benefit of $7,201,000 for the same period in 1999. Although the Company recorded income before taxes for the year ended December 31, 1999, it recorded an income tax benefit of $7,201,000 for the twelve months ended December 31, 1999. This increase is primarily attributable to the elimination of a $9,600,000 valuation allowance against deferred tax assets that was established in 1997. Based on the Company's financial results in 1999, combined with expected financial results in future periods, management believes it is more likely than not that the net deferred tax asset will be realized; therefore, the valuation allowance was eliminated.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

REVENUES

    Total revenue decreased to $53,180,000 for the twelve months ended December 31, 1998 from $54,504,000 for the same period in 1997, a decrease of $1,324,000 or 2%. This decrease was primarily attributable to a decrease in revenue from recurring revenue products of $11,658,000 partially offset by increases in systems and services sales of $3,833,000 and sales of gaming devices of $8,233,000.

    Systems and services revenue increased to $23,147,000 for the twelve months ended December 31, 1998 from $19,314,000 for the same period in the prior year, an increase of $3,833,000 or 20%. The Company experienced an increase in OASIS systems sales in 1998 compared with 1997 due primarily to the increase in the demand for new systems. Among the key factors affecting new OASIS systems orders are the rate of growth in the gaming industry and replacement of existing systems. Although the Company believes that the market for its system is strong, the continued existence and expansion of gaming markets is dependent upon political, legal and other factors which are beyond the control of the Company. Notable quarterly variations in revenue and income may occur since casino management information systems constitute a primary source of revenue.

    Revenue from the sale of gaming devices increased to $14,561,000 for the twelve months ended December 31, 1998 from $6,328,000 for the same period in the prior year, an increase of $8,233,000 or 130%. This increase is due primarily to an expanded, and more popular, portfolio of game models available for sale.

    Revenue from recurring revenue products decreased to $9,469,000 for the twelve months ended December 31, 1998 from $21,127,000 for the same period in the prior year, a decrease of $11,658,000 or 55%. This decrease is primarily attributable to the termination of the Caribbean Stud Video Poker link in October 1997, the termination of the Native American Cool Millions Dollar link in February 1998 and the termination of both the Nevada and Mississippi Cool Millions Dollar links in April 1998. Partially offsetting these terminations was an increase in revenue from the Nevada and Native American Xtreme links that were launched in 1998. The number of recurring revenue units was 556 at December 31, 1998 as compared with 599 at December 31, 1997.

    Revenue from signs decreased to $4,031,000 for the twelve months ended December 31, 1998 from $4,244,000 for the same period in the prior year, a decrease of $213,000 or 5%.

    Revenue from software development tools increased to $1,847,000 for the twelve months ended December 31, 1998 from $1,450,000 for the same period in the prior year, an increase of $397,000 or 27%. This increase is primarily attributable to new products released in 1998.

    Revenue from graphics and imaging decreased to $125,000 for the twelve months ended December 31, 1998 from $2,041,000 for the same period in 1997, a decrease of $1,916,000 or 94%. This decrease is due to the restructuring of this business unit resulting in the termination of external sales in the fourth quarter of 1997. The $125,000 of revenue in 1998 represents fulfillment of orders from 1997 and liquidation of inventory. The Company does not expect to realize revenues from this business unit in future years.

GROSS MARGIN

    Total cost of goods sold decreased from $39,212,000 for the twelve months ended December 31, 1997, to $28,398,000 for the same period in 1998, a decrease of $10,814,000 or 28%. Consolidated gross margin increased from $15,292,000 for the twelve months ended December 31, 1997 to $24,782,000 for the same period in 1998. Consolidated gross margin as a percentage of revenues increased from 28% for the twelve months ended December 31, 1997 to 47% for the same period in 1998. The increase in gross margin is primarily attributable to the increase in the percentage of revenue derived from system and services sales, which generally produce higher margins.

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

    Selling, general and administrative expenses decreased from $23,306,000 for the twelve months ended December 31, 1997, to $17,722,000 for the same period in 1998, a decrease of $5,584,000 or 24%. Selling, general and administrative expenses as a percentage of revenues decreased from 43% for the twelve months ended December 31, 1997, to 33% for the same period in 1998. These decreases are due to overall cost reductions in virtually every component of selling, general and administrative expenses during the twelve months ended December 31, 1998 compared with the same period in 1997, with the largest decreases coming from reductions in headcount, travel expenses, outside consulting and advertising.

    The provision for doubtful accounts decreased from $3,717,000 for the twelve months ended December 31, 1997 to zero for the same period in 1998. The decrease is attributable to better collections of accounts receivable in 1998 which resulted in lower balances of accounts receivable considered to be uncollectible.

    Research and development expenses decreased from $3,959,000 for the twelve months ended December 31, 1997, to $3,827,000 for the same period in 1998, a decrease of $132,000 or 3%. The decrease is primarily attributable to a reduction in lab and prototype expenses. Major expenditures during the twelve months ended December 31, 1998 were primarily for the development of additional video interactive games and the completion of development of the Windows compatible version of the OASIS II system. Research and development expenses as a percentage of revenues remained stable at 7% for each of the twelve months ended December 31, 1997 and 1998.

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

OTHER INCOME, NET

    Other income, net, is primarily comprised of interest income, interest expense and gains and losses on disposal of assets. Other income increased from a net expense of $499,000 for the twelve months ended December 31, 1997, to income of $1,620,000 for the same period in 1998. This increase is primarily due to loss on disposal of assets of $1,888,000 in 1997 compared with $60,000 in 1998.

INCOME TAX BENEFIT

    Income tax benefit decreased from a benefit of $3,070,000 for the twelve months ended December 31, 1997 to a benefit of $1,647,000 for the same period in 1998. Although the Company recorded income before taxes for the year ended December 31, 1998, it recorded an income tax benefit of $1,647,000 for the twelve months ended December 31, 1998. This benefit is primarily attributable to a larger than expected refund from the 1997 federal income tax return of $630,000, an expected income tax refund of $580,000 from the 1998 federal income tax return, and a favorable change in the Company's net deferred tax asset resulting in a decrease in income tax expense of $516,000, partially offset by state income taxes of $80,000.

1997 RESTRUCTURING AND IMPAIRMENT

    In the fourth quarter of 1997, the Company developed a restructuring plan that encompassed nearly the entire organization and resulted in a charge to income from operations of $14,998,000. Additionally, the Company recorded impairment charges totaling $6,039,000. The components of the restructuring and impairment charge, which aggregated $21,037,000, are as follows:

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

COOL MILLIONS

    In response to increasing competitive pressure, declining customer interest and erosion in product performance, the Company decided to divest existing Cool Millions operating assets. Operation of these links contributed $19,183,000 in revenues and $7,480,000 of gross margin during the twelve months ended
December 31, 1997. The gaming devices had book value of $5,000,000 before recognition of any restructuring charge. Fair values of these gaming devices were determined through discussion with third party used gaming equipment dealers. A charge of $4,206,000 is included in restructuring and impairment charges in the consolidated statement of operations for the year ended
December 31, 1997 to reduce the book value of the assets to their fair value. Throughout 1998, the Company liquidated these Cool Millions assets for prices at or slightly greater than their book values. At December 31, 1999, Cool Millions assets with a net book value of approximately $4,000 remained in operation. Management expects to liquidate these remaining Cool Millions assets in fiscal 2000 and does not expect to recognize any loss on disposal.

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

CARIBBEAN STUD VIDEO POKER

    The Company terminated the Caribbean Stud video poker link in October 31, 1997 due to the combination of lower than expected revenues and a fixed royalty accruing to the licensor of the Caribbean Stud game technology (CTI). The operation of this link contributed $1,944,000 in revenue and resulted in a negative gross margin of $352,000 for the ten months ended October 31, 1997. The gaming machines were converted into other video poker programs and sold as used equipment. The signage and other peripheral assets were customized for the Caribbean Stud video poker link; therefore, they offer no future operating use to the Company. The customized nature and aged designs of the signage and peripheral assets impair their value such that no material residual value is expected. As such, their carrying values were written down to zero through a charge of $1,104,000 which is included in restructuring and impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 1997.

GRAPHICS & IMAGING

    In the fourth quarter of 1997, the Company restructured the Graphics and Imaging subsidiary to eliminate all sales operations. The subsidiary now operates to satisfy internal demand only. Operation of this subsidiary contributed $2,041,000 in revenue and resulted in a net loss of $43,000 for the twelve months ended December 31, 1997 before restructuring and impairment charges. The subsidiary's ongoing operations are limited to production of graphic art and flat glass for use only in CDS manufactured gaming devices. The restructure included a reduction in personnel of 23 employees and calls for the disposition of all equipment determined to be nonessential in producing to satisfy internal demand. The restructuring resulted in the recognition of an expected loss on disposal, the elimination of goodwill and the write-off of finished goods inventory.

    Assets representing nonessential equipment with book value of $1,526,000 have been written down to their estimated fair value of $525,000. The fair value was determined through discussion with used equipment brokers. The balance of associated goodwill of $671,000 is not considered recoverable and has been written down to zero. Additionally, finished goods inventory of $490,000 has been written down to zero. The finished goods inventory represents replacement glass for previously processed customer orders which would normally be sold in small lots as replacement supplies are needed. Without an external sales force, and since customers generally prefer to purchase such replacement glass only when needed, the Company does not expect to realize any material recoverable value from the inventory. These write downs total $2,162,000 and are included in restructuring and impairment charges in the consolidated statement of operations for the year ended December 31, 1997.

TURBOPOWER SOFTWARE

    In the fourth quarter of 1997, the Company committed to a plan to divest its TurboPower Software subsidiary (TurboPower). Operation of this subsidiary contributed $1,450,000 in revenues and resulted in a net loss of $595,000 for the twelve months ended December 31, 1997. TurboPower was purchased in January 1995 to assist in development of general products and the Windows compatible version of the OASIS system specifically. The Windows development effort by TurboPower was ceased in the third quarter of 1997. In the fourth quarter of 1997, management concluded that TurboPower no longer fit within the Company's overall market strategy and made the decision to actively pursue a buyer. Based on an estimate of future cashflows and the estimated fair value of its assets, the Company adjusted the book value of TurboPower's assets to down to their fair value which resulted in a charge of $983,000. This charge is included in restructuring and impairment charges in the consolidated statement of operations for the year ended December 31, 1997. Due to TurboPower's stronger financial performance in 1998 and to changes in various executive positions within the Company, current management now believes that TurboPower will be an important component of the Company's future success. Based on this, current management discontinued its search for purchase candidates for TurboPower in the fourth quarter of 1998 and reclassified its assets back to operating status.

IMPAIRMENT LOSS

    In December 1997, the Company recorded a non-cash accounting charge related to the impairment of certain long-lived assets as required by Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVE ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, in the amount of $6,039,000. The impairment loss charge is comprised of three components: (i) a charge of $4,401,000 related to capitalized amounts for payments to a third party for game enhancements that were significantly behind schedule, materially jeopardizing the possibility of recovering these costs, (ii) a charge of $1,118,000 based on the cashflow projections for CDS Signs, Inc. which indicated that the subsidiary will not generate enough cash to recover the $1,118,000 in goodwill and (iii) a charge of $520,000 related to the capitalized costs associated with a completed module application of the OASIS system from which no revenues have yet been realized, expected future cash flows are not sufficient to recover the associated capitalized costs and the net realizable value is zero.

LIQUIDITY AND CAPITAL RESOURCES

    The Company to date has financed its operating and capital expenditures through cash flows from its operations and cash from proceeds from its equity offerings, investment activities and borrowings. For the twelve months ended December 31, 1999, cash provided by operating and financing activities was $756,000 and $1,177,000, respectively and cash used in investing activities was $208,000. The Company had cash and cash equivalents, including restricted amounts, of $9,255,000 at December 31, 1999, compared with $13,268,000 at December 31, 1998.

    Certain jurisdictions in which MSP systems operate require that the Company maintain allocated funds or instruments to guarantee payment of jackpot prizes. The amount of funds required is dependent upon several factors such as the type and denomination of games and the local regulatory requirements. At
December 31, 1999, the Company's accrued slot liability for its MSP systems aggregated approximately

$18,153,000, and there was no unaccrued slot liability (the unaccrued slot liability is the amount of the initial primary jackpots that have not been fully accrued). In connection with these slot liabilities and in accordance with gaming requirements, the Company has restricted cash accounts and short term investments aggregating approximately $3,698,000 as of December 31, 1999 to ensure availability of adequate funds to pay this liability. In addition, the Company also has approximately $14,517,000 of restricted investment securities as of December 31, 1999, for the payment of jackpots already won. Although statistically remote, a possibility exists that multiple jackpots may hit prior to the time period over which game play has generated sufficient revenue to accrue each jackpot reset amount. Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

    The Company's ratio of current assets to current liabilities is 6.2 to 1 at December 31, 1999, and the Company has no long-term debt. The Company expects to continue to finance its operations and capital expenditures through cash flow from operations; however, based on its financial position, management believes additional long-term financing could be obtained in 2000 for growth resulting in working capital requirements that exceed available cash, cash equivalents and cash to be provided by operations. The Company entered into a loan agreement in 1999 with a financial institution, secured by property, that enables the Company to borrow up to $6,975,000, of which approximately $6,800,000 is available at December 31, 1999. However, there can be no assurance that the Company will be able to obtain additional sources of capital during 2000 if needed.

YEAR 2000

    The year 2000 issue was the result of computer programs written using two digits (rather than four) to define years. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. This could result in system failures or miscalculations. If the Company, or its customers, suppliers or other third parties fail to correct year 2000 issues, businesses operations will be affected.

    The Company conducted a review of its computer systems to identify areas that could be affected by year 2000 issues and completed updating many of its existing systems to improve overall business performance and to accommodate business for the year 2000. Management believes that critical systems were remediated as of December 31, 1999. The Company incurred and expensed approximately $350,000 in costs associated with year 2000 functionality.

    The Company has experienced no material adverse impact on its production capabilities, processes or other operational departments reliant on computer systems resulting from year 2000 issues. Additionally, the Company has experienced no material impact from year 2000 issues on its consolidated financial position, results of operations or cash flows. Although management believes the conversion process has been completed, there can be no assurance that the Company will not be adversely impacted in the future by year 2000 issues.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, (SFAS 133) which establishes accounting and reporting standards for derivative instruments and hedging activities. This statement, as amended, shall be in effect for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure instruments at fair value. SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE
                                                                --------
  Independent Auditors' Reports...............................      34

  Consolidated Balance Sheets as of December 31, 1999 and
    1998......................................................      36

  Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997..........................      38

  Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 1999, 1998 and 1997..............      39

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997..........................      40

  Notes to Consolidated Financial Statements..................      41

              FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY DATA

    Schedule II, Valuation and Qualifying Accounts, for the years 1999, 1998 and 1997 has been submitted in Item 14. Part IV, hereof where the schedule is listed. All other schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements and related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Casino Data Systems and Subsidiaries
Las Vegas, Nevada

    We have audited the accompanying consolidated balance sheet of Casino Data Systems and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                          DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 25, 2000

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Casino Data Systems:

    We have audited the accompanying consolidated balance sheet of Casino Data Systems and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casino Data Systems and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

Las Vegas, Nevada
February 23, 1999

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Current assets
  Cash and cash equivalents.................................  $  6,866   $ 5,141
  Restricted cash and cash equivalents......................     2,389     8,127
  Short-term investment securities, including restricted
    amounts of $1,309 and $943 in 1999 and 1998,
    respectively............................................     2,581     2,634
  Accounts receivable, net of allowance for doubtful
    accounts of $1,886 and $3,516 in 1999 and 1998,
    respectively............................................    21,121    13,421
  Current portion of notes receivable.......................     4,324     2,284
  Income tax receivable.....................................       642       642
  Inventories, net..........................................    25,600    19,147
  Deferred tax asset........................................     1,265     1,176
  Assets held for sale......................................        40       922
  Prepaid expenses and other current assets.................       196       244
                                                              --------   -------
    Total current assets....................................    65,024    53,738
                                                              --------   -------
Property and equipment, net.................................    17,762    19,828
Restricted investment securities............................    14,517    14,623
Notes receivable, excluding current portion.................       539     1,137
Intangible assets, net......................................       122     4,649
Software development costs, net of accumulated amortization
  of $1,746 and $626 in 1999 and 1998, respectively.........     2,362     3,804
Deposits....................................................       389       391
Deferred tax asset..........................................    10,172       840
                                                              --------   -------
    Total non-current assets................................    45,863    45,272
                                                              --------   -------
    Total assets............................................  $110,887   $99,010
                                                              ========   =======

          See accompanying Notes to Consolidated Financial Statements

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                     (DOLLARS AND SHARE DATA IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Current liabilities
  Current portion of long-term debt.........................  $    214   $    211
  Accounts payable..........................................     1,427      3,687
  Accrued expenses and customer deposits....................     8,567      8,026
  Accrued slot liability....................................       252      2,107
                                                              --------   --------
    Total current liabilities...............................    10,460     14,031
                                                              --------   --------
Non-current liabilities
  Accrued slot liability....................................    17,901     18,839
                                                              --------   --------
    Total non-current liabilities...........................    17,901     18,839
                                                              --------   --------
Commitments and contingencies

Shareholders' equity
  Common stock, no par value. Authorized 100,000; issued and outstanding 18,401 and 18,066 at December 31, 1999 and
    1998, respectively......................................    84,964     83,790
  Accumulated deficit.......................................    (2,438)   (17,650)
                                                              --------   --------
    Total shareholders' equity..............................    82,526     66,140
                                                              --------   --------
    Total liabilities and shareholders' equity..............  $110,887   $ 99,010
                                                              ========   ========

          See accompanying Notes to Consolidated Financial Statements

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenue
  Systems and services......................................  $30,075    $23,147    $ 19,314
  Gaming devices............................................   30,302     14,561       6,328
  Recurring revenue.........................................    7,231      9,469      21,127
  Signs.....................................................    5,702      4,031       4,244
  Software development tools................................    2,220      1,847       1,450
  Graphics and imaging......................................       --        125       2,041
                                                              -------    -------    --------
    Total revenue...........................................   75,530     53,180      54,504
  Cost of goods sold........................................   41,390     28,398      39,212
                                                              -------    -------    --------
  Gross margin..............................................   34,140     24,782      15,292
                                                              -------    -------    --------
Operating expenses
  Selling, general and administrative.......................   19,709     17,722      23,306
  Provision for doubtful accounts...........................       --         --       3,717
  Research and development..................................    5,121      3,827       3,959
  Restructuring and impairment charge.......................       --         --      21,037
  Other operating, net......................................   (1,852)     1,000          --
  Depreciation and amortization.............................    4,173      2,987       5,559
                                                              -------    -------    --------
    Total operating expenses................................   27,151     25,536      57,578
                                                              -------    -------    --------
    Income (loss) from operations...........................    6,989       (754)    (42,286)
                                                              -------    -------    --------
Other income (expense)
  Interest and other income, net............................    1,072      1,863       1,713
  Loss on disposal of assets................................       (9)       (60)     (1,888)
  Interest expense..........................................      (41)      (183)       (324)
                                                              -------    -------    --------
    Total other income (expense)............................    1,022      1,620        (499)
                                                              -------    -------    --------
Income (loss) before income taxes...........................    8,011        866     (42,785)
Income tax benefit..........................................   (7,201)    (1,647)     (3,070)
                                                              -------    -------    --------
Net income (loss)...........................................  $15,212    $ 2,513    $(39,715)
                                                              =======    =======    ========
Basic net income (loss) per common share....................  $  0.83    $  0.14    $  (2.20)
                                                              =======    =======    ========
Diluted net income (loss) per common share..................  $  0.82    $  0.14    $  (2.20)
                                                              =======    =======    ========
Basic weighted average shares outstanding...................   18,234     18,066      18,043
Diluted weighted average shares outstanding.................   18,628     18,105      18,043

          See accompanying Notes to Consolidated Financial Statements

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (AMOUNTS IN THOUSANDS)

                                                                               RETAINED
                                                          COMMON STOCK         EARNINGS
                                                       -------------------   (ACCUMULATED
                                                        SHARES     AMOUNT      DEFICIT)      TOTAL
                                                       --------   --------   ------------   --------
Balance at January 1, 1997...........................   18,034    $83,625      $ 19,552     $103,177
Exercise of stock options............................       32        165            --          165
Net loss.............................................       --         --       (39,715)     (39,715)
                                                        ------    -------      --------     --------
Balance at December 31, 1997.........................   18,066     83,790       (20,163)      63,627
Net income...........................................       --         --         2,513        2,513
                                                        ------    -------      --------     --------
Balance at December 31, 1998.........................   18,066     83,790       (17,650)      66,140
Exercise of stock options............................      269      1,031            --        1,031
Employee stock purchase plan.........................       66        143            --          143
Net income...........................................       --         --        15,212       15,212
                                                        ------    -------      --------     --------
Balance at December 31, 1999.........................   18,401    $84,964      $ (2,438)    $ 82,526
                                                        ======    =======      ========     ========

          See accompanying Notes to Consolidated Financial Statements

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $15,212    $  2,513   $(39,715)
  Adjustments to reconcile net income to net cash provided
    by operating activities
      Depreciation and amortization.........................    4,173       2,987      5,559
      Amortization of intangible assets.....................    1,348       1,347        337
      Amortization of software development..................      408         133         --
      Deferred income taxes.................................   (9,421)       (516)     1,878
      Restructuring and impairment charge...................       --          --     21,037
      Loss on disposal of assets............................        9          60      1,888
      Write-off of net book value of assets.................      509         701      1,259
      Loss on impairment of intangibles.....................    2,837          --         --
      Provision for accounts receivable.....................       --          --      3,717
      Provision for inventory obsolescence..................    2,222         966      1,125
  Changes in assets and liabilities:
    Restricted cash and cash equivalents....................    5,738       7,489     (3,600)
    Accounts receivable, notes receivable and due from
     related party..........................................   (9,142)     (3,996)    11,119
    Income tax receivable...................................       --       3,358     (2,711)
    Inventories.............................................   (8,675)     (5,921)      (587)
    Other assets and deposits...............................       50         994        (42)
    Accounts payable........................................   (2,260)       (223)       971
    Accrued expenses, customer deposits and slot
     liability..............................................   (2,252)      2,008     12,141
                                                              -------    --------   --------
    Net cash provided by operating activities...............      756      11,900     14,376
                                                              -------    --------   --------
Cash flows from investing activities:
  Purchases of unrestricted investment securities...........      (81)        (84)       (79)
  Proceeds from sale of unrestricted investment
    securities..............................................      552          --        924
  Purchases of investment securities to fund liabilities to
    jackpot winners.........................................   (1,588)     (9,728)    (2,193)
  Proceeds from sale of investment securities to fund
    liabilities to jackpot winners..........................    1,276         629         59
  Purchases of intangible assets............................      (59)        (67)      (392)
  Proceeds from sale of assets held for sale................      425          --         --
  Purchases of property, plant and equipment................     (973)     (5,191)    (2,684)
  Investment in software development........................       --      (2,348)    (5,356)
  Proceeds from sale of property, plant and equipment.......      240          --         --
                                                              -------    --------   --------
    Net cash provided by (used in) investing activities.....     (208)    (16,789)    (9,721)
                                                              -------    --------   --------
Cash flows from financing activities:
  Borrowings from operating bank loan.......................      204          --         --
  Repayment of notes payable................................     (201)     (2,243)    (2,028)
  Net proceeds from issuance of common stock................    1,174          --        165
                                                              -------    --------   --------
    Net cash provided by (used in) financing activities.....    1,177      (2,243)    (1,863)
                                                              -------    --------   --------
Net increase (decrease) in cash and cash equivalents........    1,725      (7,132)     2,792
Cash and cash equivalents at beginning of year..............    5,141      12,273      9,481
                                                              -------    --------   --------
Cash and cash equivalents at end of year....................  $ 6,866    $  5,141   $ 12,273
                                                              =======    ========   ========

          See accompanying Notes to Consolidated Financial Statements

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) DESCRIPTION OF BUSINESS

    Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of the Company:
CDS Services Company, CDS Signs, Inc., TurboPower Software Company and CDS Gaming Company. The primary businesses of the Company are (i) the development, licensing and sale of casino management information systems; (ii) the operation of multi-site link progressive (MSP) systems; (iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals. The Company provides these products through operation of five segments: systems and services, gaming devices, recurring revenue, signs and TurboPower. Prior to 1998, the Company also operated an additional graphics and imaging segment.

    (b) CONSOLIDATION POLICY AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Casino Data Systems and its subsidiaries (collectively the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

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

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (e) INVESTMENT SECURITIES

    Investments consist principally of U.S. Government securities, tax-exempt municipal obligations, and commercial paper. The Company accounts for its short-term investments in accordance with the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under
SFAS 115, the Company currently classifies its securities as held-to-maturity. Held-to-maturity securities are those investments in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, which approximates market value. Dividend and interest income are recognized in the period earned.

    (f) FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1999 and 1998, the carrying value of all financial instruments (cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and customer deposits and long-term debt) approximates fair value due to the short term nature of the instruments or interest rates are comparable with current rates. See Note (5) for fair value regarding investment securities.

    (g) INVENTORIES

    Inventories are recorded at the lower of cost or market. Cost is determined principally on the first-in first-out method. Inventories consist of computer components and other hardware used in Oasis II casino information management systems, gaming machines, meters, signs, and graphics production.

    (h) ASSETS HELD FOR SALE

    Assets held for sale are carried at the lower of net book or fair value less costs to sell. Depreciation is discontinued when assets are transferred to "held for sale" status.

    (i) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings.............................................  40 years
Furniture, fixtures and equipment.....................  3 to 10 years
Gaming devices........................................  2 to 3 years
Service vehicles......................................  5 to 7 years

    Leasehold improvements are amortized over the shorter of the lease term (including expected renewals) or the useful life of the assets.

    Normal repairs and maintenance are charged to expense when incurred. Betterments and expenditures which materially extend the useful life of the asset are capitalized.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (j) INTANGIBLE ASSETS

    Intangible assets consist of costs associated with the establishment of trademarks, the purchase of a patent sublicense and gaming licenses in various jurisdictions, all of which are capitalized and amortized using the straight-line method over a period of 5 to 15 years.

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

    The Company capitalized no costs for software development in 1999. The Company capitalized $2,348,000 and $5,356,000 of software development costs for the years ended December 31, 1998 and 1997, respectively and, as discussed in Note (3), the Company wrote software development costs down due to impairment in the fourth quarter of 1997. The Company recorded software amortization of $1,442,000 and $498,000 for the years ended December 31, 1999 and 1998, respectively. Research and development costs incurred to establish technological feasibility have been expensed when incurred.

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

    (n) SLOT LIABILITY

    In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial reset amount (the base component) followed by an annuity (the progressive component) paid out over 19 or 20 years after the winning combination is hit. Base jackpots are charged to cost of goods sold ratably with the level of play expected to precede payout based on a statistical analysis. The progressive component increases at a rate based on the number of coins played. The accrual of the liability and the associated charge to cost of sales as the amount of the jackpot increases results in

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recognition of liabilities and matching costs with revenues. The possibility exists that the winning combination may be hit before the Company has fully accrued the base component amount at which time any unaccrued portion would be expensed.

    In the fourth quarter of 1999, the Company recognized a benefit of $4,689,000 related to the termination of slot liabilities associated with its Cool Millions MSP links in Mississippi and Nevada. The Mississippi portion is $4,137,000 and represents an unawarded jackpot. Its related benefit was recognized upon notification from that state's gaming regulatory authority that the unawarded jackpot funds could be retained by the Company. The Nevada portion is $552,000 and represents a jackpot accrual related to a jackpot prize that will not be awarded. In the fourth quarter of 1999, management notified its customers of its plan to terminate the Nevada Cool Millions MSP link after the next jackpot prize is awarded. The $552,000 represents the jackpot accrual amount beyond that required to pay the current jackpot liability. The $4,689,000, partially offset by the write-off of related impaired intangible assets (see Note 9), is reported as "Other operating, net" in the consolidated statement of operations for the year ended December 31, 1999.

    (o) OTHER OPERATING, NET

    In the fourth quarter of 1999, the Company recognized a benefit of $4,689,000 related to the termination of slot liabilities associated with its Cool Millions MSP links in Mississippi and Nevada (see Note 1 (n)). Also in the fourth quarter of 1999, the Company wrote off the net book values of its technology release agreement (TRA) and Telnaes patent in the amounts of $927,000 and $1,910,000, respectively (see Note 9). The $4,689,000, partially offset by the write-off of related impaired intangible assets, is reported as "Other operating, net" in the Consolidated Statement of Operations for the year ended December 31, 1999.

    In November 1998 the Company settled four shareholder lawsuits for $1,000,000, which is reflected in "Other operating, net" in the Consolidated Statement of Operations for the year ended December 31, 1998.

    (p) NET INCOME PER SHARE

    Basic and diluted net income (loss) per share were computed in accordance with SFAS No. 128 EARNINGS PER SHARE. All share and per share data presented in the consolidated financial statements and notes thereto have been retroactively restated to give effect to stock splits.

    (q) STOCK OPTION PLAN

    Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (see Note 11).

    (r) WARRANTY COSTS

    The Company warrants its products for a period ranging from three to six months from the date of delivery, provided the products are used under normal operating conditions. The Company accrues a reserve for product warranty at the time of sale.

    (s) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company reviews its long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (t) USE OF ESTIMATES

    Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual amounts could differ from these estimates.

    (u) RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to the current year presentation.

    (v) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, (SFAS 133) which establishes accounting and reporting standards for derivative instruments and hedging activities. This statement, as amended, shall be in effect for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure instruments at fair value. SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

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

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(2) MANAGEMENT'S PLAN (CONTINUED)
    Implementation of the plan has resulted in certain asset impairment and various expected losses to be incurred upon the disposal of assets to be divested. These impairment losses and expected losses on disposal have been recognized as required by the provisions of SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

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

COOL MILLIONS

    In response to increasing competitive pressure and erosion in product performance, the Company decided to replace existing Cool Millions operating assets. Operation of these links contributed $19,183,000 in revenues and $7,480,000 of gross margin during the twelve months ended December 31, 1997. The gaming devices had book value of $5,000,000 before recognition of any impairment charge. Fair values of these gaming devices was determined through discussion with third party used gaming equipment dealers. A charge of $4,206,000 is included in restructuring and impairment charges in the consolidated statement of operations for the year ended December 31, 1997 to reduce the book value of the assets to their fair value. Throughout 1999 and 1998, the Company liquidated these Cool Millions assets for prices at or slightly greater than their book values. As of December 31, 1999, assets with book values of approximately $4,000 remain in operation. Management expects to liquidate these remaining Cool Millions assets in 2000 and does not expect to recognize any loss on disposal.

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

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(3) 1997 RESTRUCTURING AND IMPAIRMENT (CONTINUED)
CARIBBEAN STUD VIDEO POKER

    The Company terminated the Caribbean Stud video poker link in October 31, 1997 due to the combination of lower than expected revenues and a fixed royalty accruing to the licensor of the Caribbean Stud game technology (CTI). The operation of this link contributed $1,944,000 in revenue and resulted in a negative gross margin of $352,000 for the ten months ended October 31, 1997. The gaming machines have been converted into other video poker programs and sold as used equipment. The signage and other peripheral assets were customized for the Caribbean Stud video poker link; therefore, they offer no future operating use to the Company. The customized nature and aged designs of the signage and peripheral assets impair their value such that no material residual value is expected. As such, their carrying values were written down to zero through a charge of $1,104,000 which is included in restructuring and impairment charges in the accompanying consolidated statement of operations for the year ended December 31, 1997.

GRAPHICS & IMAGING

    In the fourth quarter of 1997, the Company restructured its Graphics and Imaging subsidiary to eliminate all sales operations. The subsidiary now operates to satisfy internal demand only. Operation of this subsidiary contributed $2,041,000 in revenue and resulted in a net loss of $43,000 for the twelve months ended December 31, 1997 before restructuring and impairment charges. The subsidiary's ongoing operations are limited to production of graphic art and flat glass for use only in CDS manufactured gaming devices. The restructure included a reduction in personnel of 23 employees and calls for the disposition of all equipment determined to be nonessential in producing to satisfy internal demand. The restructuring resulted in the recognition of an expected loss on disposal, the elimination of goodwill and the write-off of finished goods inventory.

    Assets representing nonessential equipment with book value of $1,526,000 have been written down to their estimated fair value of $525,000. The fair value was determined through discussion with used equipment brokers. The balance of associated goodwill of $671,000 is not considered recoverable and has been written down to zero. Additionally, finished goods inventory of $490,000 has been written down to zero. The finished goods inventory represents replacement glass for previously processed customer orders which would normally be sold in small lots as replacement supplies are needed. Without an external sales force, and since customers generally prefer to purchase such replacement glass only when needed, the Company does not expect to realize any material recoverable value from the inventory. These write downs total $2,162,000 and are included in restructuring and impairment charges in the consolidated statement of operations for the year ended December 31, 1997.

TURBOPOWER SOFTWARE

    In the fourth quarter of 1997, the Company committed to a plan to divest its TurboPower Software subsidiary (TurboPower). Operation of this subsidiary contributed $1,450,000 in revenues and resulted in a net loss of $595,000 for the twelve months ended December 31, 1997. TurboPower was purchased in January 1995 to assist in development of general products and the Windows compatible version of the OASIS system specifically. The Windows development effort by TurboPower was ceased in the third quarter of 1997. In the fourth quarter of 1997, management concluded that TurboPower no longer fit within the Company's overall market strategy and made the decision to actively pursue a buyer. Based on an estimate of future cashflows and the estimated fair value of its assets, the Company adjusted the book

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(3) 1997 RESTRUCTURING AND IMPAIRMENT (CONTINUED) value of TurboPower's assets down to their fair value which resulted in a charge of $983,000. This charge is included in restructuring and impairment charges in the consolidated statement of operations for the year ended December 31, 1997. Due to TurboPower's stronger financial performance in 1998 and to changes in various executive positions within the Company, management now believes that TurboPower will be an important component of the Company's future success. Based on this, current management discontinued its search for purchase candidates for TurboPower in the fourth quarter of 1998 and reclassified its assets back to operating status.

IMPAIRMENT LOSS

    In December 1997, the Company recorded a non-cash accounting charge related to the impairment of certain long-lived assets as required by SFAS 121 in the amount of $6,039,000. The impairment loss charge is comprised of three components: (i) a charge of $4,401,000 related to capitalized amounts for payments to a third party for game enhancements that were significantly behind schedule, materially jeopardizing the possibility of recovering these costs,
(ii) a charge of $1,118,000 based on the cash flow projections for CDS
Signs, Inc. which indicated that the subsidiary will not generate enough cash to recover the $1,118,000 in goodwill and (iii) a charge of $520,000 related to the capitalized costs associated with a completed module application of the OASIS system from which no revenues have yet been realized, expected future cash flows are not sufficient to recover the associated capitalized costs and the net realizable value is zero. The SFAS 121 charge had no impact on the Company's 1997 cash flow or its ability to generate cash flow in the future.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(4) BUSINESS SEGMENTS

    The items that management utilizes in measuring the profit or loss of each of the Company's segments are as follows:

                                                       PROPERTY AND EQUIPMENT,
                                                                 NET
                                                       ------------------------
                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                          1999          1998
                                                       -----------   ----------
                                                        (DOLLARS IN THOUSANDS)
Systems and Services.................................    $ 1,837      $ 1,932
Gaming Devices.......................................      1,181        1,098
Recurring Revenue....................................      2,143        3,462
Signs................................................        716          833
TurboPower...........................................        216          273
Corporate............................................     11,669       12,230
                                                         -------      -------
  Total..............................................    $17,762      $19,828
                                                         =======      =======

                                                              REVENUES
                                                   ------------------------------
                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Systems and Services.............................  $30,075    $23,147    $19,314
Gaming Devices...................................   30,302     14,561      6,328
Recurring Revenue................................    7,231      9,469     21,127
Signs............................................    5,702      4,031      4,244
TurboPower.......................................    2,220      1,847      1,450
Graphics & Imaging...............................       --        125      2,041
                                                   -------    -------    -------
  Total..........................................  $75,530    $53,180    $54,504
                                                   =======    =======    =======

    In 1997, the Company had sales to one customer which totaled approximately 16% of total revenue.

                                                             DEPRECIATION AND
                                                               AMORTIZATION
                                                      ------------------------------
                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Systems and Services................................   $1,035     $  873     $  618
Gaming Devices......................................      770        344        467
Recurring Revenue...................................    1,507        988      2,817
Signs...............................................      180        181        168
TurboPower..........................................       54         --         84
Graphics & Imaging..................................       --         79        370
Corporate...........................................      627        522      1,035
                                                       ------     ------     ------
  Total.............................................   $4,173     $2,987     $5,559
                                                       ======     ======     ======

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(4) BUSINESS SEGMENTS (CONTINUED)
    TurboPower assets were held for sale during 1998; therefore, there was no depreciation or amortization expense for that segment in 1998. Corporate depreciation and amortization is related to assets utilized in the corporate administration of the consolidated Company as a whole.

                                                  INCOME (LOSS) FROM OPERATIONS
                                                  ------------------------------
                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Systems and Services............................  $12,447    $ 5,122    $(11,219)
Gaming Devices..................................   (6,006)    (5,718)     (9,683)
Recurring Revenue...............................      (44)      (610)    (14,435)
Signs...........................................       40        523      (1,989)
TurboPower......................................      552        148      (2,010)
Graphics & Imaging..............................       --       (219)     (2,950)
                                                  -------    -------    --------
  Total.........................................  $ 6,989    $  (754)   $(42,286)
                                                  =======    =======    ========

    Corporate expenses have been allocated to each segment based on management's estimate of each segment's utilization of corporate resources. Included in consolidated loss from operations for the year ended December 31, 1997 is a restructuring and impairment charge of $21,037,000 as described in Note (3). The above reported 1997 loss from operations for each segment includes amounts related to this charge as follows: systems and services of $1,720,000; games of $4,401,000; recurring revenue of $10,653,000; signs of $1,118,000; TurboPower of $983,000; and graphics and imaging of $2,162,000.

(5) INVESTMENT SECURITIES

    The amortized cost, gross unrealized holding gains, and fair value for held-to-maturity securities by major security type and class of security at December 31, 1999 and 1998 are as follows:

                                                         DECEMBER 31, 1999
                                                 ----------------------------------
                                                 AMORTIZED   UNREALIZED      FAIR
                                                   COSTS     GAIN/(LOSS)    VALUE
                                                 ---------   -----------   --------
                                                       (DOLLARS IN THOUSANDS)
Securities to be held to maturity:
  U.S. Government and agency securities........   $15,826      $(1,437)    $14,389
                                                  =======      =======     =======

                                                 AMORTIZED   UNREALIZED      FAIR
                                                   COSTS     GAIN/(LOSS)    VALUE
                                                 ---------   -----------   --------
                                                       (DOLLARS IN THOUSANDS)
Securities to be held to maturity:
  U.S. Government securities...................   $15,566       $ --       $15,566
                                                  =======       ====       =======

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(5) INVESTMENT SECURITIES (CONTINUED)
    The approximate fair values of securities held to maturity at December 31, 1999 by contractual maturity, are as follows:

                                                                DECEMBER 31,
                                                                    1999
                                                           ----------------------
                                                           (DOLLARS IN THOUSANDS)
Due in one year or less..................................          $ 1,406
Due in one to five years.................................            5,577
Due in five to ten years.................................            3,948
Due in ten to fifteen years..............................            2,800
Due in fifteen to twenty years...........................              658
                                                                   -------
                                                                   $14,389
                                                                   =======

(6) NOTES RECEIVABLE

    The Company has granted customers extended payment terms under contracts of sale evidenced by notes. These notes are generally for terms of one to two years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

(7) INVENTORIES

    Inventories consist of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------   ----------
                                                         (DOLLARS IN THOUSANDS)
Raw materials..........................................   $15,710     $ 9,734
Work in process........................................       292         711
Finished goods.........................................    11,368      10,139
                                                          -------     -------
                                                           27,370      20,584
Less reserve for obsolescence..........................    (1,770)     (1,437)
                                                          -------     -------
                                                          $25,600     $19,147
                                                          =======     =======

    Finished goods inventory includes gaming machines on trial at various casino sites of $1,826,000 and $2,182,000 at December 31, 1999 and December 31, 1998,
respectively.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(8) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------   ----------
                                                         (DOLLARS IN THOUSANDS)
Furniture, fixtures and equipment......................   $ 9,082     $ 9,174
Gaming devices.........................................     4,110       4,079
Service vehicles.......................................       572         554
Leasehold improvements.................................       744         744
Buildings..............................................     9,162       8,810
Land...................................................     1,609       1,816
                                                          -------     -------
                                                           25,279      25,177
Less accumulated depreciation..........................    (7,517)     (5,349)
                                                          -------     -------
                                                          $17,762     $19,828
                                                          =======     =======

(9) INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------   ----------
                                                         (DOLLARS IN THOUSANDS)
Trademarks.............................................   $    31     $    31
Licensing costs........................................     1,092       1,033
Technology release agreement...........................        --       1,437
Telnaes patent.........................................        --       4,943
                                                          -------     -------
                                                            1,123       7,444
Less accumulated amortization..........................    (1,001)     (2,795)
                                                          -------     -------
                                                          $   122     $ 4,649
                                                          =======     =======

    In the fourth quarter of 1999, the Company wrote off the net book values of its technology release agreement (TRA) and Telnaes patent in the amounts of $927,000 and $1,910,000, respectively. The TRA was related to the Company's Nevada MSP links. Performance of those products have significantly declined throughout the fourth quarter and management adopted a plan to terminate Nevada MSP products upon the next jackpot hit. With adoption of the termination plan, future cash flows are expected to only cover the operating costs; therefore, cash flows are not expected to be sufficient to recover any of the unamortized TRA balance.

    The Telnaes patent is utilized in certain gaming devices that operate mechanical reel spinning formats. The Company's plans to terminate Nevada MSP activity, combined with its planned emphasis on marketing video gaming devices which do not utilize the Telnaes patent, have impaired this asset such that the expected future cash flows will not be sufficient to recover any of the unamortized balance.

    The effects of these write-offs are included in "Other operating, net" in the Consolidated Statement of Operations for the year ended December 31, 1999 (See Note 1(o)).

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(10) LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
Notes payable with interest rates between 8.75% and 11.12%,
  due in monthly installments between $9,000 and $43,000
  including interest, with final payment due between
  February 1999 and January 2000, secured by personal
  property..................................................    $ 10         $211
Loan agreement, interest due in monthly installments,
  secured by personal property..............................     204           --
                                                                ----         ----
                                                                 214          211
Less current portion........................................     214          211
                                                                ----         ----
Long term portion...........................................    $ --         $ --
                                                                ====         ====

    In November 1999, the Company entered into a loan agreement with a financial institution, whereby up to $6,975,000 can be borrowed on a draw-down basis. This agreement expires in July 2002, is secured by personal property, and has a fixed interest rate of 9.375%. At December 31, 1999, the Company had borrowed $204,000 under this facility.

(11) SHAREHOLDERS' EQUITY

    (a) EMPLOYEE STOCK PURCHASE PLAN

    On March 16, 1998, the Board of Directors of the Company adopted the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan"), which was approved by the Company's stockholders in July 1998. Under the terms of the 1998 Purchase Plan, employees may acquire shares of the Company's stock at a 15 percent discount from their fair market value. In addition, the 1998 Purchase Plan provides a mechanism whereby employees may pay for their share purchases with periodic deductions from their payroll. The 1998 Purchase Plan authorizes the issuance of up to 500,000 shares of common stock to eligible participants. In 1999, 66,414 shares of the Company's common stock were purchased under this plan.

    (b) STOCK OPTION AND COMPENSATION PLAN

    In January 1993, the Company adopted the 1993 Stock Option and Compensation Plan (the "Plan"), pursuant to which options and other awards to acquire an aggregate of 1,012,500 shares of Common Stock may be granted. The number of shares issuable under the Plan was increased to an aggregate 1,350,000 shares in June 1994, 2,025,000 shares in July 1996, and 2,775,000 in July 1998. In 1994, the Company adopted the 1994 Nonemployee Director Stock Option Plan pursuant to which 225,000 shares are issuable.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(11) SHAREHOLDERS' EQUITY (CONTINUED)
    The following table provides additional information regarding stock options:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                            OPTIONS     PRICE
                                                           ---------   --------
Outstanding at January 1, 1997...........................  1,319,650    $11.50

Granted..................................................    460,675      4.60
Exercised................................................    (32,250)     5.21
Canceled.................................................   (385,585)    10.46
                                                           ---------
Outstanding at December 31, 1997.........................  1,362,490      4.75

Granted..................................................  1,167,520      2.50
Exercised................................................         --        --
Canceled.................................................   (954,375)     5.28
                                                           ---------
Outstanding at December 31, 1998.........................  1,575,635      3.37

Granted..................................................    275,262      3.76
Exercised................................................   (127,322)     3.70
Canceled.................................................   (704,711)     3.54
                                                           ---------
Outstanding at December 31, 1999.........................  1,018,864    $ 3.32
                                                           =========

Exercisable at December 31, 1999.........................    384,497    $ 4.41
                                                           =========

    The per share weighted average fair value of stock options granted during 1999, 1998 and 1997 was $1.58, $1.31 and $2.50, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997: expected dividend yield of 0% for all three years; risk free interest rate of 5.25%, 5.25% and 5.75%, respectively; volatility of 50%, and expected lives varying from one month to three years. The following table summarizes information about stock options outstanding at December 31, 1999:

                                 WEIGHTED
                                  AVERAGE     WEIGHTED                 WEIGHTED
   RANGE OF                      REMAINING    AVERAGE                  AVERAGE
   EXERCISE       NUMBER OUT-   CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
     PRICE         STANDING        LIFE        PRICE     EXERCISABLE    PRICE
---------------   -----------   -----------   --------   -----------   --------
$1.41-1.81......     387,788    8.82 years     $ 1.74       94,568      $ 1.74
1.82-3.00......      293,288    4.75 years       2.87       79,016        2.89
3.01-4.88......      141,788    6.04 years       3.85       52,438        3.67
4.89-6.75......      157,213    3.18 years       5.28      122,288        5.19
6.76-16.00.....       38,787    2.63 years      12.72       36,187       13.11
                   ---------                               -------
$       1.41 to
$16.00.........    1,018,864    6.16 years     $ 3.32      384,497      $ 4.41
                   =========                               =======

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(11) SHAREHOLDERS' EQUITY (CONTINUED)
    The Company applies APB Opinion No. 25 in accounting for its Plan and no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income
(loss) would have been reduced to the pro forma amounts indicated below:

                                                   INCOME (LOSS) FROM OPERATIONS
                                                   ------------------------------
                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Net income (loss):
  As reported....................................  $15,212     $2,513    $(39,715)
  Pro forma......................................  $13,653     $1,836    $(40,865)
Basic net income (loss) per common share:
  As reported....................................  $  0.83     $ 0.14    $  (2.20)
  Pro forma......................................  $  0.75     $ 0.10    $  (2.26)
Diluted net income (loss) per common share:
  As reported....................................  $  0.82     $ 0.14    $  (2.20)
  Pro forma......................................  $  0.73     $ 0.10    $  (2.26)

    (e) NET INCOME (LOSS) PER COMMON SHARE

    The following is an analysis of the components of the shares used to compute net income (loss) per common share:

                                                                      DECEMBER 31,
                                                        ----------------------------------------
                                                           1999          1998           1997
                                                        -----------   -----------   ------------
Numerator for basic and diluted earnings per share--
  income (loss) available to common stockholders......  $15,212,000   $ 2,513,000   $(39,715,000)
                                                        ===========   ===========   ============
Denominator:
  Denominator for basic earnings per share--weighted
    average shares....................................   18,234,000    18,066,000     18,043,000
  Effect of dilutive securities--stock options........      394,000        39,000             --
                                                        -----------   -----------   ------------
  Denominator for diluted earnings per share--adjusted
    weighted average shares and assumed conversions...   18,628,000    18,105,000     18,043,000
                                                        ===========   ===========   ============
Basic earnings per share..............................  $      0.83   $      0.14   $      (2.20)
Diluted earnings per share............................  $      0.82   $      0.14   $      (2.20)

    In 1997, conversion of employee stock options would have been anti-dilutive; accordingly, they were not considered in the calculation of diluted earnings per share.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(12) INCOME TAXES

    Income tax (benefit) expense attributable to income from continuing operations consists of:

                                                    CURRENT    DEFERRED    TOTAL
                                                    --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999:
  U.S. Federal....................................  $ 2,042    $(9,043)   $(7,001)
  State...........................................      178       (378)      (200)
                                                    -------    -------    -------
                                                    $ 2,220    $(9,421)   $(7,201)
                                                    =======    =======    =======
YEAR ENDED DECEMBER 31, 1998:
  U.S. Federal....................................  $(1,211)   $  (516)   $(1,727)
  State...........................................       80         --         80
                                                    -------    -------    -------
                                                    $(1,131)   $  (516)   $(1,647)
                                                    =======    =======    =======
YEAR ENDED DECEMBER 31, 1997:
  U.S. Federal....................................  $(5,253)   $ 1,878    $(3,375)
  State...........................................      305         --        305
                                                    -------    -------    -------
                                                    $(4,948)   $ 1,878    $(3,070)
                                                    =======    =======    =======

    The effective income tax rate differs from the U.S. federal statutory rate of 35% for the years ended December 31, 1999, 1998 and 1997, respectively, as follows:

                                                    1999       1998       1997
                                                  --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Computed "expected" income tax expense
  (benefit).....................................  $  2,804   $   294    $(14,975)
Tax exempt interest income......................        --       (28)       (116)
State taxes, net of federal income tax
  benefit.......................................      (130)       53         107
Tax credits.....................................      (275)   (1,604)         --
Tax rate difference.............................       (11)     (307)      1,036
Change in valuation allowance...................   (10,006)       --      10,006
Other, net......................................       417       (55)        872
                                                  --------   -------    --------
                                                  $ (7,201)  $(1,647)   $ (3,070)
                                                  ========   =======    ========

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(12) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                          CHANGE IN
                                              1999      DEFERRED TAXES      1998
                                            --------   ----------------   --------
                                                    (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Accrued jackpot liability..............   $ 6,637        $  (707)       $  7,344
  Accrued expenses.......................       640            242             398
  Allowance for doubtful accounts........       103           (285)            388
  Intangible assets......................     4,862            732           4,130
  Inventory..............................       647            162             485
  Tax credits............................     2,708          1,105           1,603
  NOL carryforward.......................        --         (1,858)          1,858
                                            -------        -------        --------
                                             15,597           (609)         16,206
Valuation allowance......................        --         10,006         (10,006)
                                            -------        -------        --------
    Net deferred tax assets..............    15,597          9,397           6,200
                                            -------        -------        --------
Deferred tax liabilities:
  Depreciation of property and
    equipment............................     4,012           (130)          4,142
  Deferred rent and prepaid expenses.....       148            106              42
                                            -------        -------        --------
    Total gross deferred tax
      liabilities........................     4,160            (24)          4,184
                                            -------        -------        --------
    Net deferred tax asset...............   $11,437        $ 9,421        $  2,016
                                            =======        =======        ========

    In the fourth quarter of 1999, a tax benefit of $9,600,000 was recognized related to the elimination of a valuation allowance established in 1997. Based on the Company's financial results in 1999, combined with expected financial results in future periods, management believes it is more likely than not that the net deferred tax asset will be realized; therefore, the valuation allowance was eliminated.

(13) RELATED PARTY TRANSACTIONS

    A shareholder and former director of the Company and the spouse (collectively the "Principals") of the Chairman of the Company are majority shareholders in Kiland Distributing Corporation ("KDC"), a former distributor of the Company's products. Prior to the third quarter of 1997, the Company utilized KDC for substantially all sales in the mid-west region of the United States. During the year ended December 31, 1997, the Company made sales to KDC of approximately $169,000. The sales, recorded net of distributor discounts, represent less than 1% of the Company's revenues for the year ended
December 31, 1997.

    In September 1997, the Company and KDC reached an agreement regarding the settlement of accounts receivable of $3,059,000 for approximately $2,400,000 The settlement included the transfer of substantially all of KDC's assets to the Company which included cash, accounts receivable and fixed assets. The settlement also included forgiveness of certain accounts payable from the Company to KDC and the execution of a $144,000 unsecured promissory note from the Principals to the Company which was paid in full in March 1998. Concurrent with the settlement, the Company terminated its business relationship with KDC.

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(14) OPERATING LEASES

    The Company has non-cancelable operating leases, primarily for office and warehouse space, that expire over the next five years. Rent expense under operating leases was $609,000, $836,000 and $951,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Future minimum lease payments under non-cancelable building operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1999 are as follow:

                                                                  PAYMENTS
                                                           ----------------------
                                                           (DOLLARS IN THOUSANDS)
Year ending December 31:
  2000...................................................           $474
  2001...................................................             88
  2002...................................................             64
  2003...................................................             11
                                                                    ----
  Total minimum lease payments...........................           $637
                                                                    ====

(15) EMPLOYEE BENEFIT PLAN

    Effective January 1, 1996, the Company adopted a qualified 401(k) Plan (the "Plan"). Eligible employees of the Company who have satisfied the Plan's eligibility requirements may participate in the Plan. Eligible employees may elect to contribute up to 15% of their compensation up to a maximum $10,000 in 1999. The Company may elect to make contributions to the Plan. The Company did not elect to make a contribution to the Plan during 1999, 1998 or 1997.

(16) COMMITMENTS AND CONTINGENCIES

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

                      CASINO DATA SYSTEMS AND SUBSIDIARIES

(16) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    On October 20, 1999, International Game Technology ("IGT") filed but did not serve, a complaint against the Company and three other slot machine manufacturers alleging that CDS and others infringed a patent owned by IGT through the Company's use of gaming devices containing touch screens with redundant play buttons that control game outcome features. The Company believes that substantial prior art exists that renders the IGT patent invalid. On February 25, 2000, IGT dismissed the lawsuit against the Company, retaining its right to refile the lawsuit in the future. Management does not expect the outcome of this lawsuit to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

    The Company and its subsidiaries are also involved from time to time in other various claims and legal actions arising in the ordinary course of business including, but not limited to, administrative claims and legal actions brought in state and federal courts by patrons of the Company's MSP games, wherein the patron may allege the winning of jackpot awards or some multiple thereof. Because of the size of the jackpots that a patron may play for, related patron disputes often involve sizable claims. The loss of a sizable patron dispute claim could have a material adverse effect on the Company. For example, the Company is currently litigating two patron disputes that it has won on every level of review, however the patrons have continued to appeal the decisions. One dispute has been appealed by the patron to the Supreme Court of the State of Mississippi, and the patron alleges a claim for two identical jackpots of over $2.7 million dollars each. A second dispute has been appealed by a patron to the Supreme Court of the State of Nevada, who alleges a claim for over $8 million dollars. In either case, if the patron were to win, the Company would be liable to pay $1 million dollars immediately (plus interest) with the remainder to be paid in installments over twenty years in an annuity. However, management believes that the likelihood of success by those making such claims is remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(17) SUPPLEMENTAL FINANCIAL INFORMATION

CASH FLOW INFORMATION

    Payments for interest expense for the years ended December 31, 1999, 1998 and 1997 were approximately $50,000, $183,000 and $324,000, respectively.

    Payments for income taxes for the year ended December 31, 1999 were approximately $770,000. There were no payments for income taxes for the years ended December 31, 1998 and 1997.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective November 23, 1999 the Company dismissed KPMG LLP ("KPMG"). The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company.

    The reports of KPMG on the Company's consolidated balance sheets as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

    During the two most recent fiscal years and the interim periods subsequent to December 31, 1998 through November 23, 1999, there were no disputes between the Company and KPMG as to matters of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements. KPMG has furnished the Company with a letter addressed to the Commission stating that it agrees with the above statements. A copy of this letter was included as an exhibit to the Report on Form 8-K.

    The Company has engaged the firm of Deloitte & Touche LLP as independent accountants for the Company's fiscal year ending December 31, 1999 to replace KPMG. The Company's Board of Directors approved the selection of Deloitte & Touche LLP as independent accountants upon recommendation of the Company's Audit Committee.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's year ended
December 31, 1999 and forwarded to stockholders prior to the Company's 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information in the 2000 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information in the 2000 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof" to, but not including, the caption "Election of Directors" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information in the 2000 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) These documents are listed in the Index to Consolidated Financial Statements and Supplementary Data in Item 8 of this report

(a)(2) Schedules

        See Schedule attached.

(a)(3) EXHIBITS

       EXHIBIT          DESCRIPTION
---------------------   -----------
         3.1            Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Registration
                        Statement on Form SB-2 (File No. 33-59148LA)).

         3.2            By-laws (incorporated herein by reference to Exhibit 3.2 of the Company's Registrations Statement on Form SB-2 (File
                        No. 33-59148LA)).

        10.1            1993 Employee Stock Option and Compensation Plan, as amended
                        (incorporated herein by reference to Exhibit 10.9 of the
                        Company's Registration Statement on Form SB-2 (File
                        No. 33-59148LA)). *

        10.2 1994 Non-Employee Director Option Plan (incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated June 13, 1995). *

        21              Subsidiaries of the Registrant.

        23.1            Consent of KPMG LLP

        23.2            Consent of Deloitte & Touche LLP.

        27              Financial Data Schedule.

------------------------

*   Executive Compensatory Plan or Arrangement

                                   FORM 10-K
                      CASINO DATA SYSTEMS AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                       BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                      BEGINNING OF    COST AND      OTHER                   END OF THE
                                        THE YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS      YEAR
                                      ------------   ----------   ----------   ----------   ----------
Year ended December 31, 1999:
Allowance for doubtful accounts.....   $3,516,000    $       --      $ --      $1,630,000   $1,886,000
Allowance for obsolescence..........   $1,437,000    $2,222,000      $ --      $1,889,000   $1,770,000

Year ended December 31, 1998:
Allowance for doubtful accounts.....   $5,390,000    $       --      $ --      $1,874,000   $3,516,000
Allowance for obsolescence..........   $1,125,000    $  966,000      $ --      $  654,000   $1,437,000

Year ended December 31, 1997:
Allowance for doubtful accounts.....   $2,868,000    $3,717,000      $ --      $1,195,000   $5,390,000
Allowance for obsolescence..........   $       --    $1,125,000      $ --      $       --   $1,125,000

                 See accompanying independent auditors' reports

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Casino Data Systems has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                       CASINO DATA SYSTEMS
                                                       (Registrant)

Date: March 29, 2000                                   By:             /s/ STEVEN A. WEISS
                                                            -----------------------------------------
                                                                         Steven A. Weiss
                                                                   CHIEF EXECUTIVE OFFICER AND
                                                                      CHAIRMAN OF THE BOARD
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chief Executive Officer and
                 /s/ STEVEN A. WEISS                     Chairman of the Board
     -------------------------------------------         (Principal Executive          March 29, 2000
                   Steven A. Weiss                       Officer)

                                                       Vice President of Finance,
                  /s/ RONALD ROWAN                       Secretary and Treasurer
     -------------------------------------------         (Principal Financial and      March 29, 2000
                    Ronald Rowan                         Accounting Officer)

                   /s/ PHIL BRYAN
     -------------------------------------------       Director                        March 29, 2000
                     Phil Bryan

                  /s/ HOWARD YENKE
     -------------------------------------------       Director                        March 29, 2000
                    Howard Yenke

                 /s/ THOMAS GARDNER
     -------------------------------------------       Director                        March 29, 2000
                   Thomas Gardner

                   /s/ JOHN HARVEY
     -------------------------------------------       Director                        March 29, 2000
                     John Harvey