Form 10-Q
period 2000-03-31
CASINO DATA SYSTEMS
filed 2000-05-15
CIK 898756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended: March 31, 2000.

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to _____________


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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                /X/ Yes  / / No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,437,364 shares of common stock outstanding as of May 8, 2000.

                               CASINO DATA SYSTEMS
                                      INDEX


PART I.                                    FINANCIAL INFORMATION
                                                                                                 Page No.
    Item 1.    Financial Statements

               Unaudited Condensed Consolidated Balance Sheets
               March 31, 2000 and December 31, 1999............................................        3

               Unaudited Condensed Consolidated Statements of Income
               For the three months ended March 31, 2000 and 1999..............................        5

               Unaudited Condensed Consolidated Statements of Cash Flows
               For the three months ended March 31, 2000 and 1999..............................        6

               Notes to Unaudited Condensed Consolidated Financial Statements..................        7

    Item 2.    Management's Discussion and Analysis of Financial Condition
               And Results of Operations.......................................................        9

   Item 7a.    Quantitative and Qualitative Disclosures about Market Risk......................       11


PART II.                                     OTHER INFORMATION

   Item 1.     Legal Proceedings...............................................................       13

   Item 6.     Exhibits and Reports on Form 8-K................................................       13

Signatures     ................................................................................       14


PART I.                      FINANCIAL INFORMATION

Item 1.       Financial Statements

                               CASINO DATA SYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                       March 31,           December 31,
                                                                         2000                  1999
                                                                      -----------          ------------
ASSETS
Current Assets
     Cash and cash equivalents                                     $     13,596            $     6,866
     Restricted cash and cash equivalents                                 2,488                  2,389
     Investment securities                                                2,785                  1,272
     Restricted investment securities                                     1,462                  1,309
     Accounts receivable, net of allowance for doubtful
         accounts of $1,773 and $1,886, respectively                     18,542                 21,121
     Current portion of notes receivable                                  4,115                  4,324
     Inventories, net                                                    24,048                 25,600
     Prepaid expenses and other current assets                            1,586                  2,143
                                                                    -----------             ----------
         Total current assets                                            68,622                 65,024
                                                                    -----------             ----------

Property and equipment, net of accumulated
     depreciation of $8,259 and $7,517, respectively                     16,839                 17,762
Restricted investment securities                                         14,424                 14,517
Deferred tax assets                                                      10,172                 10,172
Notes receivable, excluding current portion                                 488                    539
Intangible assets, net of accumulated amortization of
     $1,043 and $1,001, respectively                                         79                    122
Software development costs, net of accumulated
     amortization of $2,088 and $1,746, respectively                      2,020                  2,362
Other assets                                                                394                    389
                                                                    -----------             ----------
         Total non-current assets                                        44,416                 45,863
                                                                    -----------             ----------

         Total assets                                              $    113,038            $   110,887
                                                                    ===========             ==========

                                   (Continued)

      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)
                      (Dollars and share data in thousands)


                                                                       March 31,           December 31,
                                                                         2000                  1999
                                                                       ---------           ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                             $         --            $       214
     Accounts payable                                                     1,646                  1,427
     Accrued expenses and customer deposits                               8,719                  8,567
     Accrued slot liability                                                 249                    252
                                                                    -----------             ----------
         Total current liabilities                                       10,614                 10,460
                                                                    -----------             ----------
Non-current Liabilities
     Accrued slot liability                                              18,244                 17,901
                                                                    -----------             ----------
         Total non-current liabilities                                   18,244                 17,901
                                                                    -----------             ----------
Shareholders' Equity
     Common stock, no par value. Authorized 100,000
       shares; issued and outstanding 18,438
       and 18,401 at March 31, 2000 and December 31, 1999,
       respectively                                                      85,022                 84,964
     Accumulated deficit                                                   (842)                (2,438)
                                                                    -----------             ----------
         Total shareholders' equity                                      84,180                 82,526
                                                                    -----------             ----------

         Total liabilities and shareholders' equity                $    113,038            $   110,887
                                                                    ===========             ==========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)


                                                             Three Months Ended March 31,
                                                           ------------------------------
                                                               2000               1999
                                                           ------------       ------------
Revenue
     OASIS-TM- systems                                     $      8,035       $     6,896
     Gaming devices                                               5,608             4,694
     Recurring revenue                                            1,377             2,200
     Signs                                                          998             1,207
     TurboPower                                                     778               740
                                                            -----------        ----------
         Total revenue                                           16,796            15,737

     Cost of goods sold                                           7,021             8,686
                                                            -----------        ----------
     Gross margin                                                 9,775             7,051
                                                            -----------        ----------

Operating expenses
     Selling, general and administrative                          4,826             4,177
     Research and development                                     1,757             1,640
     Depreciation and amortization                                  958             1,051
                                                            -----------        ----------
         Total operating expenses                                 7,541             6,868
                                                            -----------        ----------

Income from operations                                            2,234               183
                                                            -----------        ----------
Other income (expense)
     Interest and other income, net                                 225               152
     Interest expense                                                (3)              (40)
                                                            ------------       -----------
         Total other income, net                                    222               112
                                                            -----------        ----------

Income before income taxes                                        2,456               295
Income tax expense                                                  860               103
                                                            -----------        ----------
Net income                                                 $      1,596       $       192
                                                            ===========        ==========

Basic net income per share                                 $        .09       $       .01
                                                            ===========        ==========
Diluted net income per share                               $        .09       $       .01
                                                            ===========        ==========

Basic weighted average shares outstanding                        18,416            18,066
                                                            ===========         =========
Diluted weighted average shares outstanding                      18,738            18,386
                                                            ===========         =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                               Three Months Ended March 31,
                                                                               -------------------------------
                                                                                2000                  1999
                                                                                ----                  ----

Cash Flows From Operating Activities:
    Net income                                                            $      1,596            $       192
      Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization                                            958                  1,051
          Depreciation and amortization included in COGS                           185                    507
          Gain on disposal of assets                                                (6)                    --
          Write-off of net book value of assets                                      --                   100
          Provision for accounts receivable                                       (113)                  (594)
          Provision for inventory obsolescence                                     360                     50
          Changes in assets and liabilities:
             Restricted cash and cash equivalents                                  (99)                   357
             Accounts and notes receivable                                       2,953                 (1,172)
             Income tax receivable                                                 581                     --
             Inventories                                                         1,192                 (1,817)
             Other assets and deposits                                             (28)                    14
             Accounts payable                                                      218                   (188)
             Accrued expenses, customer deposits and slot liability                491                  1,667
                                                                           -----------             ----------
               Net cash provided by operating activities                         8,288                    167
                                                                           -----------             ----------

Cash Flows From Investing Activities:
    Purchases of unrestricted investment securities                             (1,514)                   (25)
    Purchases of investment securities to fund liabilities to jackpot             (207)                  (100)
    winners Proceeds from sale of investment securities to fund
      liabilities to jackpot winners                                               146                     60
    Purchase of intangible assets                                                   --                    (33)
    Purchase of property, plant and equipment                                      152                   (580)
    Proceeds from sale of property, plant and equipment                             20                     --
                                                                           -----------             ----------
               Net cash used in investing activities                            (1,403)                  (678)
                                                                           -----------             ----------

Cash Flows From Financing Activities:
    Repayment of notes payable                                                    (213)                  (133)
    Proceeds from the issuance of stock                                             58                     --
                                                                           -----------             ----------
               Net cash used in financing activities                              (155)                  (133)
                                                                           ------------            ----------

Net increase (decrease) in cash and cash equivalents                             6,730                   (644)
Cash and cash equivalents at beginning of period                                 6,866                  5,141
                                                                           -----------             ----------

Cash and cash equivalents at end of period                                $     13,596            $     4,497
                                                                           ===========             ==========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Description of Business and Summary of Significant Accounting Policies

Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of Casino Data
Systems: CDS Services Company; CDS Graphics and Imaging Company; CDS Signs, Inc.; TurboPower Software Company, and CDS Gaming Company (collectively the "Company"). The Company's operations consist principally of: (i) the development, licensing and sale of casino management information systems (the OASIS-TM- System); (ii) the operation of multi-site link progressive (MSP) systems; (iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals and for use by the Company's own software engineers. The Company provides these products through operation of five segments: OASIS systems, games, recurring revenue products, signs and software development tools (TurboPower).

The consolidated financial statements include the accounts of Casino Data Systems and all of the subsidiaries mentioned above. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year balances have been reclassified to conform to the current year presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report as filed on Form 10-K for the year ended December 31, 1999.

The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations that will be achieved for an entire year.

(2)      Business Segments

Following is the disclosure of the items that management utilizes in measuring the profit or loss of each of the Company's segments.


                                                                   Revenues
                                                         ----------------------------
                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                          2000                  1999
                                                         ------                ------
                                                                (In thousands)
                  OASIS systems                     $       8,035            $     6,896
                  Gaming Devices                            5,608                  4,694
                  Recurring Revenue                         1,377                  2,200
                  Signs                                       998                  1,207
                  TurboPower                                  778                    740
                                                      -----------             ----------
                      Total                         $      16,796            $    15,737
                                                     ============             ==========


                                                                        Income (Loss) from Operations
                                                                   -------------------------------------
                                                                        Three Months Ended March 31,
                                                                   -------------------------------------
                                                                         2000                  1999
                                                                   ---------------        --------------
                                                                               (In thousands)
                  OASIS systems                                    $       3,231          $     2,814
                  Gaming Devices                                            (962)              (2,056)
                  Recurring Revenue                                           95                 (582)
                  Signs                                                     (325)                (364)
                  TurboPower                                                 195                  371
                                                                     -----------           ----------
                      Total                                        $       2,234          $       183
                                                                    ============           ==========

Corporate expenses have been allocated to each segment based on an estimate of each segment's utilization of corporate resources.

(3)      Inventories

Inventories consist of the following:


                                                                       March 31,           December 31,
                                                                         2000                  1999
                                                                     -----------             ----------
                                                                      (Unaudited)

         Raw materials                                             $      14,241            $    15,710
         Work in process                                                     827                    292
         Finished goods                                                   11,110                 11,368
                                                                     -----------             ----------
                                                                          26,178                 27,370
         Less reserve for obsolescence                                    (2,130)                (1,770)
                                                                     ----------              ----------
                                                                   $      24,048            $    25,600
                                                                    ============             ==========

(4)      Net Income Per Share

The following is an analysis of the components of the shares used to compute net income per common share.


                                                                                  Revenues
                                                                   -------------------------------------
                                                                        Three Months Ended March 31,
                                                                   -------------------------------------
                                                                       2000                      1999
                                                                   -----------                ----------
                                                                (In thousands, except per share information)

         Numerator for earnings per share
           Net income                                              $       1,596            $       192
                                                                    ============             ==========

         Denominator for earnings per share
          Weighted average shares outstanding - basic                     18,416                 18,066
           Effect of dilutive securities
         Stock options                                                       322                    320
                                                                     -----------             ----------
           Weighted average shares outstanding - diluted                  18,738                 18,386
                                                                     ===========             ==========

         Basic earnings per share                                  $         .09            $       .01
                                                                    ============             ==========

         Diluted earnings per share                                $         .09            $       .01
                                                                    ============             ==========

(5)   COMMITMENTS AND CONTINGENCIES

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

On November 17, 1998, Acres filed a second lawsuit against the Company alleging that the Company's ProTurbo Software module violates certain patent rights of a second Acres patent. The Company has filed an answer and a counterclaim seeking a declaration of invalidity, noninfringement and unenforceability of the patent asserted. The Company has filed additional counterclaims for alleged patent misuse, spoliation of evidence, antitrust violations and unfair competition. The Company believes that this action is without merit and will continue to vigorously defend itself. While the outcome of this lawsuit is not presently determinable, management does not expect the outcome will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

The Company and its subsidiaries are also involved from time to time in other various claims and legal actions arising in the ordinary course of business including, but not limited to, administrative claims and legal actions brought in state and federal courts by patrons of the Company's MSP games, wherein the patron may allege the winning of jackpot awards or some multiple thereof. Because of the size of the jackpots that a patron may play for, related patron disputes often involve sizable claims. The loss of a sizable patron dispute claim could have a material adverse effect on the Company. For example, the Company is currently litigating two patron disputes that it has won on every level of review, however the patrons have continued to appeal the decisions. One dispute has been appealed by the patron to the Supreme Court of the State of Mississippi, and the patron alleges a claim for two identical jackpots of over $2.7 million each. A second dispute has been appealed by a patron to the Supreme Court of the State of Nevada, who alleges a claim for over $8 million. In either case, if the patron were to win, the Company would be liable to pay $1 million immediately (plus interest) with the remainder to be paid in installments over twenty years in an annuity. However, management believes that the likelihood of success by those making such claims is remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999

OVERVIEW

Income from operations was $2,234,000 for the three months ended March 31, 2000 compared with $183,000 for the three months ended March 31, 1999, an increase of $2,051,000. Net income increased from $192,000 for the three months ended March 31, 1999 to $1,596,000 for the same period in 2000, an improvement of $1,404,000.

Total revenue for the three months ended March 31, 2000 was $16,796,000 compared with $15,737,000 for the same period in 1999, an increase of $1,059,000 or 7%. This increase is primarily due to greater sales of gaming devices and OASIS systems, partially offset by a decrease in recurring revenue.

OASIS systems revenue was $8,035,000 and $6,896,000 for the three months ended March 31, 2000 and 1999, respectively, an increase of $1,139,000 or 17%. This increase is primarily attributable to continued strong sales of the Company's Windows (Windows is a registered trademark of Microsoft Corporation) based OASIS product, which was introduced into the market late in the fourth quarter of 1998. Operating income from this segment increased $417,000 from $2,814,000 to $3,231,000 for the three months ended March 31, 1999 and 2000, respectively. This increase is primarily the result of increased revenue, offset in part by a higher allocation of corporate expenses.

Revenue from the sale of gaming devices increased $914,000 from $4,694,000 for the three month period ended March 31, 1999 to $5,608,000 for the same fiscal 2000 period. This increase in revenue is primarily attributable to increased sales of games on the Bandit-TM- platform and other video games. This segment's operating loss of $962,000 for the three months ended March 31, 2000 was $1,094,000 lower than the same prior year period, primarily due to an improved gross margin and higher revenue offset in part by increased allocation of corporate expenses.

Revenue from the recurring revenue segment was $1,377,000 and $2,200,000 for the three months ended March 31, 2000 and 1999, respectively, a decrease of 37% or $823,000. This revenue decline is primarily the result of a reduction in the number of Cool Millions-TM- and Xtreme-TM- operating units in service (441 linked units at March 31, 1999 to 151 linked units at March 31, 2000) due to the maturation of these products. Operating income for the three months ended March 31, 2000 was $95,000, an improvement of $677,000 from the loss of $582,000 in the prior year. This improvement is primarily attributable to a higher gross margin percentage combined with lower operating costs, partially offset by lower revenues.

Signs revenue decreased from $1,207,000 for the three months ended March 31, 1999 to $998,000 for the same period in 2000, a decrease of $209,000 or 17%. This decrease is primarily due to lower sales of games related signage. The operating loss from signs decreased from $364,000 to $325,000 for the three months ended March 31, 1999 and 2000, respectively, primarily due to a lower allocation of corporate expenses, partly offset by lower revenue.

Revenue of $778,000 from TurboPower Software was $38,000, or 5%, higher for the three months ended March 31, 2000 compared with the same prior year period. Operating income from this segment decreased $176,000 for the three months ended March 31, 2000 compared with the same prior year period, primarily attributable to increased operating expenses.

GROSS MARGIN

The gross margin percentage was 58% for the three months ended March 31, 2000 compared with 45% for the same period in 1999. This increase is primarily due to manufacturing efficiencies.

OPERATING EXPENSES

Operating expenses were $7,541,000 and $6,868,000 for the three months ended March 31, 2000 and 1999, respectively, an increase of $673,000 or 10%. Operating expenses increased slightly as a percentage of revenue from 44% for the three months ended March 31, 1999, to 45% for the same period in 2000.

Selling, general and administrative expenses increased from $4,177,000 for the three months ended March 31, 1999, to $4,826,000 for the same period in 2000, an increase of $649,000 or 16%. Selling, general and administrative expenses as a percentage of revenues increased from 27% for the three months ended March 31, 1999, to 29% for the same period in 2000. The increase in selling, general and administrative expenses is primarily attributable to increased legal costs and higher payroll costs related to the higher revenue.

Research and development expenses increased from $1,640,000 for the three months ended March 31, 1999, to $1,757,000 for the same period in 2000, an increase of $117,000 or 7%. Research and development expenses as a percentage of revenues were 10% for the three months ended March 31, 2000 and 1999.

Depreciation and amortization expense decreased from $1,051,000 for the three months ended March 31, 1999, to $958,000 for the same period in 2000, a decrease of $93,000 or 9%. The decrease in depreciation and amortization is primarily due to decreased amortization of royalties and software development costs.

OTHER INCOME, NET

Other income, net, is primarily comprised of interest income, interest expense and gains and losses on disposal of assets. Other income, net, increased from $112,000 for the three months ended March 31, 1999, to $222,000 for the same period in 2000, an increase of $110,000 or 98%. This increase is primarily due to the write-off of assets in the first quarter of 1999 which did not occur in 2000.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operating and capital expenditures primarily through cash flows from its operations and cash from proceeds of its equity offerings. The Company had cash and cash equivalents of $16,084,000 at March 31, 2000, compared with $9,255,000 at December 31, 1999, of which $2,488,000 and $2,389,000, respectively, were restricted for payment of slot liabilities.

Certain jurisdictions in which MSP systems operate require that the Company maintain restricted funds for the payment of jackpot prizes. At March 31, 2000, the Company's accrued slot liability for its MSP systems aggregated $18,493,000. In connection with these slot liabilities and in accordance with gaming requirements, the Company established restricted cash accounts aggregating approximately $2,488,000 at March 31, 2000 to ensure availability of adequate funds to pay for future jackpot liabilities. The Company also has restricted investment securities approximating $15,886,000 as of March 31, 2000 for the payment of jackpots already won. Although statistically unlikely, a possibility exists that multiple jackpots may be awarded prior to the time period over which game play has generated sufficient revenue to accrue each base jackpot amount. Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots hit.

The Company's ratio of current assets to current liabilities is 6.5 to 1 at March 31, 2000, while the noncurrent liabilities to equity ratio is .22 to 1. Based on this financial position, the Company believes it could obtain additional long-term financing for growth. However, there can be no assurance that the Company will be able to obtain additional sources of capital.

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

PART II.                                     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

         Exhibit 27.1      Financial Data Schedule

There were no reports filed on Form 8-K for the three month period ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 CASINO DATA SYSTEMS
                                                 --------------------
                                                     Registrant




Date:      May 12, 2000                           /s/ Steven A. Weiss
       ---------------------                ---------------------------------
                                                 Steven A. Weiss
                                                   Chief Executive Officer and
                                                   Chairman of the Board
                                                   (Principal Executive Officer)


Date:       May 12, 2000                          /s/ Ron Rowan
       ---------------------                ---------------------------------
                                                 Ron Rowan
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)