Form 10-Q
period 2000-06-30
CASINO DATA SYSTEMS
filed 2000-08-11
CIK 898756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: JUNE 30, 2000.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____ to _____


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,485,379 shares of common stock outstanding as of August 7, 2000.

                               CASINO DATA SYSTEMS
                                      INDEX


PART I.                                    FINANCIAL INFORMATION
                                                                                                 Page No.
                                                                                                 --------
    Item 1.    Financial Statements

               Unaudited Condensed Consolidated Balance Sheets
               June 30, 2000 and December 31, 1999.............................................        3

               Unaudited Condensed Consolidated Statements of Income
               For the three months ended June 30, 2000 and 1999...............................        5

               Unaudited Condensed Consolidated Statements of Income
               For the six months ended June 30, 2000 and 1999.................................        6

               Unaudited Condensed Consolidated Statements of Cash Flows
               For the six months ended June 30, 2000 and 1999.................................        7

               Notes to Unaudited Condensed Consolidated Financial Statements..................        8

    Item 2.    Management's Discussion and Analysis of Financial Condition
               And Results of Operations.......................................................       11

   Item 7a.    Quantitative and Qualitative Disclosures about Market Risk......................       14


PART II.                                     OTHER INFORMATION

   Item 1.     Legal Proceedings...............................................................       15

   Item 6.     Exhibits and Reports on Form 8-K................................................       16

Signatures     ................................................................................       17

PART I.                      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                               CASINO DATA SYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                              June 30,            December 31,
                                                                                2000                  1999
                                                                           -----------             ----------
ASSETS
Current Assets
     Cash and cash equivalents                                            $     17,130            $     6,866
     Restricted cash and cash equivalents                                        1,830                  2,389
     Investment securities                                                       3,304                  1,272
     Restricted investment securities                                            1,698                  1,309
     Accounts receivable, net of allowance for doubtful
         accounts of $1,748 and $1,886, respectively                            21,775                 21,121
     Current portion of notes receivable                                         2,648                  4,324
     Inventories, net                                                           24,185                 25,600
     Prepaid expenses and other current assets                                   2,085                  2,143
                                                                           -----------             ----------
         Total current assets                                                   74,655                 65,024
                                                                           -----------             ----------

Property and equipment, net of accumulated
     depreciation of $8,969 and $7,517, respectively                            15,877                 17,762
Restricted investment securities                                                14,344                 14,517
Deferred tax assets                                                             10,172                 10,172
Notes receivable, excluding current portion                                        348                    539
Intangible assets, net of accumulated amortization of
     $1,068 and $1,001, respectively                                               104                    122
Software development costs, net of accumulated
     amortization of $2,430 and $1,746, respectively                             1,693                  2,362
Other assets                                                                       398                    389
                                                                           -----------             ----------
         Total non-current assets                                               42,936                 45,863
                                                                           -----------             ----------

         Total assets                                                     $    117,591            $   110,887
                                                                           ===========             ==========

                                   (Continued)

      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)
                      (Dollars and share data in thousands)

                                                                              June 30,            December 31,
                                                                                2000                  1999
                                                                           -----------             ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                                    $         --            $       214
     Accounts payable                                                            3,538                  1,427
     Accrued expenses and customer deposits                                      8,639                  8,567
     Accrued slot liability                                                        271                    252
                                                                           -----------             ----------
         Total current liabilities                                              12,448                 10,460
                                                                           -----------             ----------

Non-current Liabilities
     Accrued slot liability                                                     17,730                 17,901
                                                                           -----------             ----------
         Total non-current liabilities                                          17,730                 17,901
                                                                           -----------             ----------

Shareholders' Equity
     Common stock, no par value. Authorized 100,000 shares; issued and outstanding 18,471 and 18,401 at June 30, 2000 and
         December 31, 1999, respectively                                        85,110                 84,964
     Accumulated earnings (deficit)                                              2,303                 (2,438)
                                                                           -----------             ----------
         Total shareholders' equity                                             87,413                 82,526
                                                                           -----------             ----------

         Total liabilities and shareholders' equity                       $    117,591            $   110,887
                                                                           ===========             ==========


      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                      THREE MONTHS ENDED JUNE 30,
                                                 ----------------------------------
                                                      2000                  1999
                                                 -----------             ----------
Revenue
     OASIS-TM- systems                          $      8,235            $     8,187
     Gaming devices                                    8,931                 10,741
     Recurring revenue                                 1,029                  1,952
     Signs                                             1,333                  1,449
     TurboPower                                          678                    439
                                                 -----------             ----------
         Total revenue                                20,206                 22,768

     Cost of goods sold                                8,637                 12,677
                                                 -----------             ----------

     Gross margin                                     11,569                 10,091
                                                 -----------             ----------

Operating expenses
     Selling, general and administrative               4,217                  5,084
     Research and development                          1,988                  1,583
     Depreciation and amortization                       942                  1,049
                                                 -----------             ----------
         Total operating expenses                      7,147                  7,716
                                                 -----------             ----------

Income from operations                                 4,422                  2,375
                                                 -----------             ----------

Other income (expense)
     Interest and other income, net                      416                    613
     Interest expense                                     --                     12
                                                 -----------             ----------
         Total other income, net                         416                    625
                                                 -----------             ----------

Income before income taxes                             4,838                  3,000
Income tax expense                                     1,693                  1,050
                                                 -----------             ----------

Net income                                      $      3,145            $     1,950
                                                 ===========             ==========

Basic net income per share                      $       0.17            $      0.11
                                                 ===========             ==========

Diluted net income per share                    $       0.17            $      0.11
                                                 ===========             ==========

Basic weighted average shares outstanding             18,458                 18,143
                                                 ===========              =========

Diluted weighted average shares outstanding           18,796                 18,498
                                                 ===========              =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                       SIX MONTHS ENDED JUNE 30,
                                                ------------------------------------
                                                      2000                  1999
                                                 -----------             ----------
Revenue
     OASIS-TM- systems                          $     16,270            $    15,083
     Gaming devices                                   14,539                 15,435
     Recurring revenue                                 2,406                  4,152
     Signs                                             2,331                  2,656
     TurboPower                                        1,456                  1,179
                                                 -----------             ----------
         Total revenue                                37,002                 38,505

     Cost of goods sold                               15,658                 21,363
                                                 -----------             ----------

     Gross margin                                     21,344                 17,142
                                                 -----------             ----------

Operating expenses
     Selling, general and administrative               9,043                  9,261
     Research and development                          3,745                  3,223
     Depreciation and amortization                     1,900                  2,100
                                                 -----------             ----------
         Total operating expenses                     14,688                 14,584
                                                 -----------             ----------

Income from operations                                 6,656                  2,558
                                                 -----------             ----------

Other income (expense)
     Interest and other income, net                      641                    765
     Interest expense                                     (3)                   (28)
                                                 ------------            -----------
         Total other income, net                         638                    737
                                                 -----------             ----------

Income before income taxes                             7,294                  3,295
Income tax expense                                     2,553                  1,153
                                                 -----------             ----------

Net income                                      $      4,741            $     2,142
                                                 ===========             ==========

Basic net income per share                      $       0.26            $      0.12
                                                 ===========             ==========

Diluted net income per share                    $       0.25            $      0.12
                                                 ===========             ==========

Basic weighted average shares outstanding             18,437                 18,105
                                                 ===========              =========
Diluted weighted average shares outstanding           18,763                 18,345
                                                 ===========              =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                           ----------------------------------
                                                                                2000                  1999
                                                                           ------------            ----------
Cash Flows From Operating Activities:
    Net income                                                            $      4,741            $     2,142
      Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization                                          1,900                  2,100
          Depreciation and amortization included in COGS                           366                  1,016
          (Gain) loss on disposal of assets                                        (64)                    47
          Write-off of net book value of assets                                      --                  (101)
          Provision for accounts receivable                                       (139)                (1,230)
          Provision for inventory obsolescence                                   1,050                    699
          Changes in assets and liabilities:
             Restricted cash and cash equivalents                                  559                    384
             Accounts and notes receivable                                       1,351                 (5,297)
             Income tax receivable                                                 581                     --
             Inventories                                                         1,306                 (1,589)
             Other assets and deposits                                            (546)                    (4)
             Accounts payable                                                    2,110                    117
             Accrued expenses, customer deposits and slot liability                (78)                 3,503
                                                                           ------------            ----------
               Net cash provided by operating activities                        13,137                  1,787
                                                                           -----------             ----------

Cash Flows From Investing Activities:
    Purchases of unrestricted investment securities                             (2,032)                   (45)
    Purchases of investment securities to fund liabilities to jackpot winners     (462)                  (994)
    Proceeds from sale of investment securities to fund liabilities
      to jackpot winners                                                           246                    167
    Purchase of intangible assets                                                  (65)                   (57)
    Proceeds from sale of assets held for sale                                      30                     72
    Purchase of property, plant and equipment                                     (751)                (1,299)
    Proceeds from sale of property, plant and equipment                            229                     18
                                                                           -----------             ----------
               Net cash used in investing activities                            (2,805)                (2,138)
                                                                           -----------             ----------

Cash Flows From Financing Activities:
    Repayment of notes payable                                                    (214)                  (157)
    Proceeds from the issuance of stock                                            146                    443
                                                                           -----------             ----------
               Net cash (used in) provided by financing activities                 (68)                   286
                                                                           ------------            ----------

Net increase (decrease) in cash and cash equivalents                            10,264                    (65)
Cash and cash equivalents at beginning of period                                 6,866                  5,141
                                                                           -----------             ----------

Cash and cash equivalents at end of period                                $     17,130            $     5,076
                                                                           ===========             ==========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Description of Business and Summary of Significant Accounting Policies

Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of Casino Data
Systems: CDS Services Company; CDS Graphics and Imaging Company; CDS Signs, Inc.; TurboPower Software Company, and CDS Gaming Company (collectively the "Company"). The Company's operations consist principally of: (i) the development, licensing and sale of casino management information systems (the OASIS-TM- System); (ii) the operation of multi-site link progressive (MSP) systems; (iii) the design and manufacture of video interactive gaming machines, and (iv) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals and for use by the Company's own software engineers. The Company provides these products through operation of five segments: OASIS systems, gaming devices, recurring revenue products, signs and software development tools (TurboPower).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Casino Data Systems and all of the subsidiaries mentioned above. All significant intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year presentation.

BASIS OF PRESENTATION

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Due to the nature of the Company's operations, management does not believe that SAB 101 will have a significant impact on the Company's financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the estimated reserve for inventory obsolescence, the estimated valuation allowance for deferred tax assets, and the estimated cash flows used in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

(2)      Business Segments

Following is the disclosure of the items that management utilizes in measuring the profit or loss of each of the Company's segments.

                                                                     REVENUES
                                              Three Months Ended                     Six Months Ended
                                                   JUNE 30,                              JUNE 30,
                                         ----------------------------         ----------------------------
                                             2000            1999                 2000             1999
                                         ----------        ----------         ----------        ----------
                                                                   (In thousands)
         OASIS Systems                  $     8,235       $     8,187        $    16,270       $    15,083
         Gaming Devices                       8,931            10,741             14,539            15,435
         Recurring Revenue                    1,029             1,952              2,406             4,152
         Signs                                1,333             1,449              2,331             2,656
         TurboPower                             678               439              1,456             1,179
                                          ---------        ----------          ---------         ---------
              Total                     $    20,206       $    22,768        $    37,002       $    38,505
                                         ==========        ==========         ==========        ==========

                                                           INCOME (LOSS) FROM OPERATIONS
                                              Three Months Ended                     Six Months Ended
                                                   JUNE 30,                              JUNE 30,
                                         ----------------------------         ----------------------------
                                             2000            1999                 2000             1999
                                         ----------        ----------         ----------        ----------
                                                                   (In thousands)
         OASIS Systems                  $     3,956       $     3,240        $     7,187       $     6,054
         Gaming Devices                         584              (804)              (378)           (2,860)
         Recurring Revenue                       14              (249)               109              (831)
         Signs                                 (222)              162               (547)             (202)
         TurboPower                              90                26                285               397
                                          ---------        ----------          ---------         ---------
              Total                     $     4,422       $     2,375        $     6,656       $     2,558
                                         ==========        ==========         ==========        ==========

Corporate expenses have been allocated to each segment based on an estimate of each segment's utilization of corporate resources.

(3)      Inventories

Inventories consist of the following:

                                                                       June 30,            December 31,
                                                                         2000                  1999
                                                                     -----------             ----------
         Raw materials                                             $      15,680            $    15,710
         Work in process                                                   1,126                    292
         Finished goods                                                   10,199                 11,368
                                                                     -----------             ----------
                                                                          27,005                 27,370
         Less reserve for obsolescence                                    (2,820)                (1,770)
                                                                     ----------              ----------
                                                                   $      24,185            $    25,600
                                                                    ============             ==========

(4) Net Income Per Share

The following is an analysis of the components of the shares used to compute net income per common share.

                                                   Three Months Ended                  Six Months Ended
                                                         JUNE 30                           JUNE 30,
                                                -------------------------        --------------------------
                                                   2000            1999             2000             1999
                                                ----------     ----------        ---------      -----------
                                                      (In thousands, except per share information)
     Numerator for earnings per share
       Net income                              $     3,145    $     1,950       $    4,741     $     2,142
                                                ==========     ==========        =========      ==========
     Denominator for earnings per share
       Weighted average shares
          outstanding - basic                       18,458         18,143           18,437          18,105
       Effect of dilutive securities
         Stock options                                 338            355              326             240
                                                ----------     ----------        ----------     ----------
       Weighted average shares
         outstanding - diluted                      18,796         18,498           18,763          18,345
                                                ==========     ==========        =========      ==========
     Basic earnings per share                  $      0.17    $      0.11       $     0.26     $      0.12
                                                ==========     ==========        =========      ==========
     Diluted earnings per share                $      0.17    $      0.11       $     0.25     $      0.12
                                                ==========     ==========        =========      ==========

(5)      Related Party

Pursuant to an agreement effective June 1, 2000, the Company is paying Michael
D. Rumbolz, a director of the Company, $8,333 per month for consulting services.

(6)      Commitments and Contingencies

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999

OVERVIEW

Income from operations was $4,422,000 for the three months ended June 30, 2000 compared with $2,375,000 for the three months ended June 30, 1999, an increase of $2,047,000 or 86%. Net income increased from $1,950,000 for the three months ended June 30, 1999 to $3,145,000 for the same period in 2000, an improvement of $1,195,000.

Total revenue for the three months ended June 30, 2000 was $20,206,000 compared with $22,768,000 for the same period in 1999, a decrease of $2,562,000 or 11%. This decrease is primarily due to lower sales of gaming devices and a decrease in recurring revenue.

OASIS systems revenue was $8,235,000 and $8,187,000 for the three months ended June 30, 2000 and 1999, respectively, an increase of $48,000. This slight increase reflects continued strong sales of the Company's Windows (Windows is a registered trademark of Microsoft Corporation) based OASIS product, which was introduced into the market late in the fourth quarter of 1998. Operating income from this segment increased $716,000 from $3,240,000 to $3,956,000 for the three months ended June 30, 1999 and 2000, respectively. This increase is primarily the result of a higher gross margin based on the sales mix between software and hardware products, combined with lower corporate expenses.

Revenue from the sale of gaming devices decreased $1,810,000 from $10,741,000 for the three month period ended June 30, 1999 to $8,931,000 for the same fiscal 2000 period. This decrease in revenue is primarily attributable to decreased unit sales in the second quarter of 2000 compared with 1999 due to strong sales of the Bandit Bingo-TM- product in 1999, with no similar strong selling product in 2000. Despite the lower revenue base, this segment reported an operating profit of $584,000 for the three months ended June 30, 2000 compared with an operating loss of $804,000 for the same prior year period, primarily due to an improved gross margin due to manufacturing efficiencies, and lower corporate expenses.

Revenue from the recurring revenue segment was $1,029,000 and $1,952,000 for the three months ended June 30, 2000 and 1999, respectively, a decrease of 47% or $923,000. This revenue decline is primarily the result of a more than 50% reduction in the number of Cool Millions-TM- and Xtreme-TM- operating units in service from June 30, 1999 to June 30, 2000, due to the maturation of these products. Operating income for the three months ended June 30, 2000 was $14,000, an improvement of $263,000 from the loss of $249,000 for the same period of the prior year. This improvement is primarily attributable to a higher gross margin percentage combined with lower operating costs and lower corporate expenses, offset in part by lower revenues.

Signs revenue decreased $116,000, or 8%, from $1,449,000 for the three months ended June 30, 1999 to $1,333,000 for the same period in 2000. This decrease is primarily due to lower sales of game related signage. The operating loss of $222,000 from signs decreased from a profit of $162,000 for the three months ended June 30, 2000 and 1999, respectively, primarily due to a lower revenue and a lower gross margin the result of manufacturing inefficiencies.

Revenue of $678,000 from TurboPower Software was $239,000, or 54%, higher for the three months ended June 30, 2000 compared with the same prior year period. Operating income from this segment increased $64,000 for the three months ended June 30, 2000 compared with the same prior year period, primarily attributable to the increase in revenue, offset in part by increased operating expenses.

GROSS MARGIN

The gross margin percentage was 57% for the three months ended June 30, 2000 compared with 44% for the same period in 1999. This increase is attributable to manufacturing efficiencies, primarily in the production of gaming devices.

OPERATING EXPENSES

Operating expenses were $7,147,000 and $7,716,000 for the three months ended June 30, 2000 and 1999, respectively, a decrease of $569,000 or 7%. Operating expenses increased slightly as a percentage of revenue from 34% for the three months ended June 30, 1999, to 35% for the same period in 2000.

Selling, general and administrative expenses decreased from $5,084,000 for the three months ended June 30, 1999, to $4,217,000 for the same period in 2000, a decrease of $867,000 or 17%. Selling, general and administrative expenses as a percentage of revenues decreased slightly from 22% for the three months ended June 30, 1999, to 21% for the same period in 2000. The decrease in selling, general and administrative expenses is primarily attributable to decreased legal costs related to litigation and lower commission expense on the lower revenue base.

Research and development expenses increased from $1,583,000 for the three months ended June 30, 1999, to $1,988,000 for the same period in 2000, an increase of $405,000 or 26%. Research and development expenses as a percentage of revenues were 10% for the three months ended June 30, 2000 and 7% for the same period in 1999. The increase in expense is primarily due to increased headcount in the engineering departments primarily responsible for the ongoing design and development of new products for the Company.

Depreciation and amortization expense decreased from $1,049,000 for the three months ended June 30, 1999, to $942,000 for the same period in 2000, a decrease of $107,000 or 10%. The decrease in depreciation and amortization is primarily due to decreased amortization of royalties and software development costs.

OTHER INCOME, NET

Other income, net, is primarily comprised of interest income, interest expense and gains and losses on disposal of assets. Other income, net, decreased from $625,000 for the three months ended June 30, 1999, to $416,000 for the same period in 2000, a decrease of $209,000 or 33%. This decrease is primarily due to the one-time reversal of approximately $411,000 of interest expense due to a favorable lawsuit settlement in the second quarter of 1999 which did not occur in 2000, partially offset by an increase in interest income due to higher cash balances in 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999

OVERVIEW

Income from operations was $6,656,000 for the six months ended June 30, 2000 compared with $2,558,000 for the six months ended June 30, 1999, an increase of $4,098,000 or 160%. Net income increased from $2,142,000 for the six months ended June 30, 1999 to $4,741,000 for the same period in 2000, an improvement of $2,599,000.

Total revenue for the six months ended June 30, 2000 was $37,002,000 compared with $38,505,000 for the same period in 1999, a decrease of $1,503,000 or 4%. This decrease is primarily due to lower sales of gaming devices and a decrease in recurring revenue.

OASIS systems revenue was $16,270,000 and $15,083,000 for the six months ended June 30, 2000 and 1999, respectively, an increase of $1,187,000 or 8%. This increase is primarily attributable to continued strong sales of the

Company's Windows (Windows is a registered trademark of Microsoft Corporation) based OASIS product, which was introduced into the market late in the fourth quarter of 1998. Operating income from this segment increased $1,133,000 from $6,054,000 to $7,187,000 for the six months ended June 30, 1999 and 2000, respectively. This increase is primarily the result of higher revenue, offset in part by a higher portion of corporate expenses

Revenue from the sale of gaming devices decreased $896,000 from $15,435,000 for the six month period ended June 30, 1999 to $14,539,000 for the same fiscal 2000 period. This decrease in revenue is primarily attributable to decreased unit sales in the second quarter of 2000 compared with 1999 due to strong sales of the Bandit Bingo-TM- product in 1999, with no similar strong selling product in 2000. This segment's operating loss of $378,000 for the six months ended June 30, 2000 was $2,482,000 lower than the same prior year period, primarily due to an improved gross margin due to manufacturing efficiencies and reduced operating expenses offset in part by lower revenue and an increased portion of corporate expenses.

Revenue from the recurring revenue segment was $2,406,000 and $4,152,000 for the six months ended June 30, 2000 and 1999, respectively, a decrease of 42% or $1,746,000. This revenue decline is primarily the result of a reduction by more than 50% in the number of Cool Millions-TM- and Xtreme-TM- operating units in service due to the maturation of these products. Operating income for the six months ended June 30, 2000 was $109,000, an improvement of $940,000 from the loss of $831,000 in the prior year. This improvement is primarily attributable to a higher gross margin, lower operating costs and a lower portion of corporate expenses, partially offset by reduced revenues.

Signs revenue decreased from $2,656,000 for the six months ended June 30, 1999 to $2,331,000 for the same period in 2000, a decrease of $325,000 or 12%. This decrease is primarily due to lower sales of games' related signage. The operating loss from signs increased from $202,000 to $547,000 for the six months ended June 30, 1999 and 2000, respectively, primarily due to lower revenues and a lower gross margin due to manufacturing inefficiencies, offset in part by a reduced portion of corporate expenses.

Revenue of $1,456,000 from TurboPower Software was $277,000, or 23%, higher for the six months ended June 30, 2000 compared with the same prior year period, primarily the result of new product releases in 2000. Operating income from this segment decreased $112,000 for the six months ended June 30, 2000 compared with the same prior year period, primarily attributable to increased operating expenses related to increased engineering headcount.

GROSS MARGIN

The gross margin percentage was 58% for the six months ended June 30, 2000 compared with 45% for the same period in 1999. This increase is mainly the result of manufacturing efficiencies, primarily in the production of gaming devices.

OPERATING EXPENSES

Operating expenses were $14,688,000 and $14,584,000 for the six months ended June 30, 2000 and 1999, respectively, an increase of $104,000. Operating expenses increased slightly as a percentage of revenue from 38% for the six months ended June 30, 1999, to 40% for the same period in 2000.

Selling, general and administrative expenses decreased from $9,261,000 for the six months ended June 30, 1999, to $9,043,000 for the same period in 2000, a decrease of $218,000. Selling, general and administrative expenses as a percentage of revenues remained consistent at 24% for the six months ended June 30, 2000 and 1999. The decrease in selling, general and administrative expenses is primarily attributable to lower legal costs related to litigation.

Research and development expenses increased from $3,223,000 for the six months ended June 30, 1999, to $3,745,000 for the same period in 2000, an increase of $522,000 or 16%. Research and development expenses as a percentage of revenues were 10% for the six months ended June 30, 2000 and 8% for the same 1999 period. The increase is primarily due to increased headcount in the departments responsible for the design and development of new products for the Company.

Depreciation and amortization expense decreased from $2,100,000 for the six months ended June 30, 1999, to $1,900,000 for the same period in 2000, a decrease of $200,000 or 10%. The decrease in depreciation and amortization is primarily due to decreased amortization of royalties and software development costs.

OTHER INCOME, NET

Other income, net, is primarily comprised of interest income, interest expense and gains and losses on disposal of assets. Other income, net, decreased from $737,000 for the six months ended June 30, 1999, to $638,000 for the same period in 2000, a decrease of $99,000 or 13%. This decrease is primarily due to the one-time reversal of approximately $411,000 in interest expense due to a favorable lawsuit settlement in the second quarter of 1999 which did not occur in 2000, partially offset by increased interest income due to higher cash balances in 2000.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operating and capital expenditures primarily through cash flows from its operations and cash from proceeds of its equity offerings. The Company had cash and cash equivalents of $18,960,000 at June 30, 2000, compared with $9,255,000 at December 31, 1999, of which $1,830,000 and $2,389,000, respectively, were restricted for payment of slot liabilities.

Certain jurisdictions in which MSP systems operate require that the Company maintain restricted funds for the payment of jackpot prizes. At June 30, 2000, the Company's accrued slot liability for its MSP systems aggregated $17,730,000. In connection with these slot liabilities and in accordance with regulatory requirements, the Company established restricted cash accounts aggregating approximately $1,830,000 at June 30, 2000 to ensure availability of adequate funds to pay for jackpot liabilities associated with jackpot prizes offered but yet to be awarded. The Company also has restricted investment securities approximating $16,042,000 as of June 30, 2000 for annuity payments related to jackpots already won. Although statistically unlikely, a possibility exists that multiple jackpots may be awarded prior to the time period over which game play has generated sufficient revenue to fully accrue each jackpot amount. Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which such jackpots would hit.

The Company's ratio of current assets to current liabilities is 6.0 to 1 at June 30, 2000, while the noncurrent liabilities to equity ratio is .20 to 1. Based on this financial position, the Company believes it could obtain additional long-term financing for growth. However, there can be no assurance that the Company will be able to obtain additional sources of capital.

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

- The inability of the Company to develop new competitive products in a timely fashion.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

         Exhibit 27.1      Financial Data Schedule

There were no reports filed on Form 8-K for the three month period ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CASINO DATA SYSTEMS
                                               -------------------
                                                   Registrant




Date:         August 10, 2000                /s/ Steven A. Weiss
         ---------------------------      ----------------------------------
                                              Steven A. Weiss
                                                Chief Executive Officer and
                                                Chairman of the Board
                                                (Principal Executive Officer)


Date:         August 10, 2000                /s/ Ron Rowan
         ---------------------------      ----------------------------------
                                              Ron Rowan
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)