Form 10-Q
period 2000-09-30
CASINO DATA SYSTEMS
filed 2000-11-14
CIK 898756

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: SEPTEMBER 30, 2000.

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from to __________ to __________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,529,253 shares of common stock outstanding as of November 7, 2000.

                               CASINO DATA SYSTEMS
                                      INDEX

                                                                                                   PAGE NO.
                                                                                                   --------
PART I.                                    FINANCIAL INFORMATION
    Item 1.    Financial Statements

               Unaudited Condensed Consolidated Balance Sheets
               September 30, 2000 and December 31, 1999........................................        3

               Unaudited Condensed Consolidated Statements of Income
               For the three months ended September 30, 2000 and 1999..........................        5

               Unaudited Condensed Consolidated Statements of Income
               For the nine months ended September 30, 2000 and 1999...........................        6

               Unaudited Condensed Consolidated Statements of Cash Flows
               For the nine months ended September 30, 2000 and 1999...........................        7

               Notes to Unaudited Condensed Consolidated Financial Statements..................        8

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................................       11

   Item 7a.    Quantitative and Qualitative Disclosures about Market Risk......................       14


PART II.                                     OTHER INFORMATION

   Item 1.     Legal Proceedings...............................................................       15

   Item 6.     Exhibits and Reports on Form 8-K................................................       16

Signatures     ................................................................................       17

PART I.                       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                               CASINO DATA SYSTEMS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              2000                   1999
                                                                          -------------           ------------
ASSETS
Current Assets
     Cash and cash equivalents                                            $     15,967            $     6,866
     Restricted cash and cash equivalents                                        2,134                  2,389
     Investment securities                                                       2,097                  1,272
     Restricted investment securities                                            1,223                  1,309
     Accounts receivable, net of allowance for doubtful
         accounts of $1,752 and $1,886, respectively                            26,867                 21,121
     Current portion of notes receivable                                         2,315                  4,324
     Inventories, net                                                           23,262                 25,600
     Prepaid expenses and other current assets                                   1,981                  2,143
                                                                          -------------           ------------
         Total current assets                                                   75,846                 65,024
                                                                          -------------           ------------

Property and equipment, net of accumulated
     depreciation of $9,765 and $7,517, respectively                            16,879                 17,762
Restricted investment securities                                                12,470                 14,517
Deferred tax assets                                                             10,172                 10,172
Software development costs, net of accumulated
     amortization of $2,772 and $1,746, respectively                             1,335                  2,362
Other assets                                                                       855                  1,050
                                                                          -------------           ------------
         Total non-current assets                                               41,711                 45,863
                                                                          -------------           ------------

         Total assets                                                     $    117,557            $   110,887
                                                                          =============           ============



                                   (Continued)

                               CASINO DATA SYSTEMS
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)
                      (Dollars and share data in thousands)

                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              2000                   1999
                                                                          -------------           ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                                    $         --            $       214
     Accounts payable                                                            2,946                  1,427
     Accrued expenses and customer deposits                                      9,268                  8,567
     Accrued slot liability                                                        290                    252
                                                                          -------------           ------------
         Total current liabilities                                              12,504                 10,460
                                                                          -------------           ------------

Non-current Liabilities
     Accrued slot liability                                                     14,436                 17,901
                                                                          -------------           ------------
         Total non-current liabilities                                          14,436                 17,901
                                                                          -------------           ------------

Shareholders' Equity
     Common stock, no par value. Authorized 100,000 shares; issued and outstanding 18,510 and 18,401 at September 30, 2000 and December 31,
         1999, respectively                                                     85,244                 84,964
     Retained earnings (accumulated deficit)                                     5,373                 (2,438)
                                                                          -------------           ------------
         Total shareholders' equity                                             90,617                 82,526
                                                                          -------------           ------------

         Total liabilities and shareholders' equity                       $    117,557            $   110,887
                                                                          =============           ============



      See accompanying Notes to Condensed Consolidated Financial Statements



                               CASINO DATA SYSTEMS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                          -----------------------------------
                                                                               2000                  1999
                                                                          ------------            -----------
Revenue
     OASIS(TM) systems                                                    $     11,859            $     7,289
     Games                                                                       6,537                 10,535
     Signs                                                                       1,362                  1,667
     TurboPower                                                                    792                    521
                                                                          ------------            -----------
         Total revenue                                                          20,550                 20,012

     Cost of goods sold                                                          8,487                  9,885
                                                                          ------------            -----------

     Gross margin                                                               12,063                 10,127
                                                                          ------------            -----------

Operating expenses
     Selling, general and administrative                                         4,611                  4,917
     Research and development                                                    2,141                  1,623
     Depreciation and amortization                                                 980                  1,036
                                                                          ------------            -----------
         Total operating expenses                                                7,732                  7,576
                                                                          ------------            -----------

Income from operations                                                           4,331                  2,551
                                                                          ------------            -----------

Other income (expense)
     Interest and other income, net                                                251                    243
     Interest expense                                                               --                    (10)
                                                                          ------------            -----------
         Total other income, net                                                   251                    233
                                                                          ------------            -----------

Income before income taxes                                                       4,582                  2,784
Income tax expense                                                               1,512                    975
                                                                          ------------            -----------

Net income                                                                $      3,070            $     1,809
                                                                          ============            ===========

Basic net income per share                                                $       0.17            $      0.10
                                                                          ============            ===========

Diluted net income per share                                              $       0.16            $      0.10
                                                                          ============            ===========

Basic weighted average shares outstanding                                       18,488                 18,334
                                                                          ============            ===========

Diluted weighted average shares outstanding                                     18,897                 18,840
                                                                          ============            ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -----------------------------------
                                                                              2000                   1999
                                                                          ------------            -----------
Revenue
     OASIS(TM) systems                                                    $     28,129            $    22,372
     Games                                                                      23,482                 30,122
     Signs                                                                       3,693                  4,323
     TurboPower                                                                  2,248                  1,700
                                                                          ------------            -----------
         Total revenue                                                          57,552                 58,517

     Cost of goods sold                                                         24,145                 31,248
                                                                          ------------            -----------

     Gross margin                                                               33,407                 27,269
                                                                          ------------            -----------

Operating expenses
     Selling, general and administrative                                        13,654                 14,178
     Research and development                                                    5,886                  4,846
     Depreciation and amortization                                               2,880                  3,136
                                                                          ------------            -----------
         Total operating expenses                                               22,420                 22,160
                                                                          ------------            -----------

Income from operations                                                          10,987                  5,109
                                                                          ------------            -----------

Other income (expense)
     Interest and other income, net                                                892                  1,008
     Interest expense                                                               (3)                   (38)
                                                                          ------------            -----------
         Total other income, net                                                   889                    970
                                                                          ------------            -----------

Income before income taxes                                                      11,876                  6,079
Income tax expense                                                               4,065                  2,128
                                                                          ------------            -----------

Net income                                                                $      7,811            $     3,951
                                                                          ============            ===========

Basic net income per share                                                $       0.42            $      0.22
                                                                          ============            ===========

Diluted net income per share                                              $       0.41            $      0.21
                                                                          ============            ===========

Basic weighted average shares outstanding                                       18,454                 18,182
                                                                          ============            ===========
Diluted weighted average shares outstanding                                     18,856                 18,580
                                                                          ============            ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -----------------------------------
                                                                              2000                    1999
                                                                          ------------            -----------
Cash Flows From Operating Activities:
    Net income                                                            $      7,811            $     3,951
      Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
          Depreciation and amortization                                          2,880                  3,136
          Depreciation and amortization included in COGS                           554                  1,525
          Loss on disposal of assets                                                67                     47
          Write-off of net book value of assets                                     --                   (101)
          Provision for accounts receivable                                       (134)                (1,230)
          Provision for inventory obsolescence                                   1,290                    700
          Changes in assets and liabilities:
             Restricted cash and cash equivalents                                  255                   (120)
             Accounts and notes receivable                                      (3,421)                (9,370)
             Income tax receivable                                                 581                     --
             Inventories                                                         1,048                 (5,911)
             Other assets and deposits                                            (464)                    54
             Accounts payable                                                    1,519                  1,326
             Accrued expenses, customer deposits and slot liability             (2,726)                 4,482
                                                                          ------------            -----------
               Net cash provided by (used in) operating activities               9,260                 (1,511)
                                                                          ------------            -----------

Cash Flows From Investing Activities:
    Purchases of unrestricted investment securities                             (6,047)                   (63)
    Proceeds from sale of unrestricted investment securities                     4,000                    500
    Purchases of investment securities to fund liabilities to jackpot winners     (725)                (1,346)
    Proceeds from sale of investment securities to fund liabilities
      to jackpot winners                                                         4,082                  1,118
    Purchase of intangible assets                                                  (47)                   (58)
    Proceeds from sale of assets held for sale                                      30                     72
    Purchase of property and equipment                                          (1,749)                  (813)
    Proceeds from sale of property and equipment                                   231                     18
                                                                          ------------            -----------
               Net cash used in investing activities                              (225)                  (572)
                                                                          ------------            -----------

Cash Flows From Financing Activities:
    Repayment of notes payable                                                    (214)                  (184)
    Proceeds from the issuance of stock                                            280                    957
                                                                          ------------            -----------
               Net cash provided by financing activities                            66                    773
                                                                          ------------            -----------

Net increase (decrease) in cash and cash equivalents                             9,101                 (1,310)
Cash and cash equivalents at beginning of period                                 6,866                  5,141
                                                                          ------------            -----------

Cash and cash equivalents at end of period                                $     15,967            $     3,831
                                                                          ============            ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                               CASINO DATA SYSTEMS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Description of Business and Summary of Significant Accounting Policies

Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of Casino Data
Systems: CDS Services Company; CDS Graphics and Imaging Company; CDS Signs, Inc.; TurboPower Software Company, and CDS Gaming Company (collectively the "Company"). The Company's operations consist principally of: (i) the development, licensing and sale of casino management information systems (the OASIS(TM) System); (ii) the design, manufacture and licensing of video interactive gaming machines and operation of multi-site link progressive (MSP) systems, and (iii) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals and for use by the Company's own software engineers. The Company provides these products through operation of four segments: OASIS systems, games, signs and software development tools (TurboPower).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Casino Data Systems and all of the subsidiaries mentioned above. All significant intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year presentation.

BASIS OF PRESENTATION

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report as filed on Form 10-K for the year ended December 31, 1999.

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

                                                                     REVENUES
                                        ------------------------------------------------------------------
                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                        -----------------------------        -----------------------------
                                             2000            1999                 2000             1999
                                        -----------       -----------        -----------       -----------
                                                                   (In thousands)
         OASIS Systems                  $    11,859       $     7,289        $    28,129       $    22,372
         Games                                6,537            10,535             23,482            30,122
         Signs                                1,362             1,667              3,693             4,323
         TurboPower                             792               521              2,248             1,700
                                        -----------       -----------        -----------       -----------
              Total                     $    20,550       $    20,012        $    57,552       $    58,517
                                        ===========       ===========        ===========       ===========

                                                           INCOME (LOSS) FROM OPERATIONS
                                        ------------------------------------------------------------------
                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                        -----------------------------        -----------------------------
                                             2000            1999                 2000             1999
                                        -----------       -----------        -----------       -----------
                                                                   (In thousands)
         OASIS Systems                  $     5,663       $     3,303        $    12,850       $     9,358
         Games                                 (825)             (889)            (1,094)           (4,581)
         Signs                                 (549)               21             (1,096)             (181)
         TurboPower                              42               116                327               513
                                        -----------       -----------        -----------       -----------
              Total                     $     4,331       $     2,551        $    10,987       $     5,109
                                        ===========       ===========        ===========       ===========

Corporate expenses have been allocated to each segment based on an estimate of each segment's utilization of corporate resources.

(3) Inventories

Inventories consist of the following:

                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                         2000                  1999
                                                                   -------------            -----------
                                                                               (In thousands)
         Raw materials                                             $      16,494            $    15,710
         Work in process                                                   1,384                    292
         Finished goods                                                    8,444                 11,368
                                                                   -------------            -----------
                                                                          26,322                 27,370
         Less reserve for obsolescence                                    (3,060)                (1,770)
                                                                   -------------            -----------
                                                                   $      23,262            $    25,600
                                                                   =============            ===========

(4) Net Income Per Share

The following is an analysis of the components of the shares used to compute net income per common share.

                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      SEPTEMBER 30                       SEPTEMBER 30,
                                                -------------------------        --------------------------
                                                   2000            1999             2000             1999
                                                ----------     ----------        ---------      -----------
                                                      (In thousands, except per share information)
     Numerator for earnings per share
       Net income                              $     3,070    $     1,809       $    7,811     $     3,951
                                                ==========     ==========        =========      ==========

     Denominator for earnings per share
       Weighted average shares
          outstanding - basic                       18,488         18,334           18,454          18,182
       Effect of dilutive securities
         Stock options                                 409            506              402             398
                                                ----------     ----------        ---------      ----------
       Weighted average shares
         outstanding - diluted                      18,897         18,840           18,856          18,580
                                                ==========     ==========        =========      ==========

     Basic earnings per share                  $      0.17    $      0.10       $     0.42     $      0.22
                                                ==========     ==========        =========      ==========

     Diluted earnings per share                $      0.16    $      0.10       $     0.41     $      0.21
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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

OVERVIEW

Income from operations was $4,331,000 for the three months ended September 30, 2000 compared with $2,551,000 for the three months ended September 30, 1999, an increase of $1,780,000 or 70%. Net income increased from $1,809,000 for the three months ended September 30, 1999 to $3,070,000 for the same period in 2000, an improvement of $1,261,000.

Total revenue for the three months ended September 30, 2000 was $20,550,000 compared with $20,012,000 for the same period in 1999, an increase of $538,000 or 3%. This increase is primarily due to higher systems sales, partially offset by lower revenue from games.

OASIS systems revenue was $11,859,000 and $7,289,000 for the three months ended September 30, 2000 and 1999, respectively, an increase of $4,570,000. This increase reflects continued strong sales of the Company's Windows (Windows is a registered trademark of Microsoft Corporation) based OASIS product, which was introduced into the market late in the fourth quarter of 1998. Operating income from this segment increased $2,360,000 from $3,303,000 to $5,663,000 for the three months ended September 30, 1999 and 2000, respectively. This increase is primarily the result of a higher sales, partly offset by a slightly lower gross margin and higher research and development costs.

Revenue from games decreased $3,998,000 from $10,535,000 for the three month period ended September 30, 1999 to $6,537,000 for the same fiscal 2000 period. This decrease in revenue is primarily attributable to decreased unit sales in the third quarter of 2000 compared with 1999 due to strong sales of the Bandit Bingo(TM) product in 1999, combined with reduced numbers of Cool Millions(TM) and Xtreme(TM) operating units in service due to the maturation of these products. During the third quarter of 2000 a new link, Jackpot Bingo(TM), was launched in Nevada, which partly offset the decline in the existing links. The operating loss of $889,000 for the three months ended September 30, 2000 was $64,000 higher than the operating loss of $825,000 for the same prior year period. This increase was primarily due to lower revenue, partially offset by lower commission expense and a slightly higher gross margin percentage, primarily the result of benefits derived from one-time lump-sum payments to certain jackpot winners.

Signs revenue decreased $305,000, or 18%, from $1,667,000 for the three months ended September 30, 1999 to $1,362,000 for the same period in 2000. This decrease is primarily due to lower sales of game related signage. The operating loss from signs was $549,000 compared with a profit of $21,000 for the three months ended September 30, 2000 and 1999, respectively, a decrease of $570,000. This decrease is primarily due to lower revenue and a lower gross margin.

Revenue of $792,000 from TurboPower Software was $271,000, or 52%, higher for the three months ended September 30, 2000 compared with the same prior year period. Operating income from this segment decreased

$74,000 for the three months ended September 30, 2000 compared with the same prior year period, primarily attributable to increased operating expenses, including headcount increases, offset in part by the increase in revenue.

GROSS MARGIN

The gross margin percentage was 59% for the three months ended September 30, 2000 compared with 51% for the same period in 1999. This increase is primarily attributable to a sales mix favoring the higher-margin systems line of business combined with manufacturing efficiencies, primarily in the production of gaming devices.

OPERATING EXPENSES

Operating expenses were $7,732,000 and $7,576,000 for the three months ended September 30, 2000 and 1999, respectively, an increase of $156,000 or 2%. Operating expenses as a percentage of revenue remained consistent at 38% for the three months ended September 30, 2000 and 1999.

Selling, general and administrative expenses decreased from $4,917,000 for the three months ended September 30, 1999, to $4,611,000 for the same period in 2000, a decrease of $306,000 or 6%. Selling, general and administrative expenses as a percentage of revenues decreased slightly from 25% for the three months ended September 30, 1999, to 22% for the same period in 2000. The decrease in selling, general and administrative expenses is primarily attributable to decreased legal costs related to litigation and lower advertising costs due to the timing of tradeshows in 2000 vs 1999.

Research and development expenses increased from $1,623,000 for the three months ended September 30, 1999, to $2,141,000 for the same period in 2000, an increase of $518,000 or 32%. Research and development expenses as a percentage of revenues were 10% for the three months ended September 30, 2000 and 8% for the same period in 1999. The increase in expense is primarily due to increased headcount and consulting costs in the engineering departments primarily responsible for the ongoing design and development of new products for the Company.

Depreciation and amortization expense decreased from $1,036,000 for the three months ended September 30, 1999, to $980,000 for the same period in 2000, a decrease of $56,000 or 5%. The decrease in depreciation and amortization is primarily due to decreased amortization of royalties and software development costs.

OTHER INCOME, NET

Other income, net, is primarily comprised of interest income, interest expense and gains and losses on disposal of assets. Other income, net, increased slightly from $233,000 for the three months ended September 30, 1999, to $251,000 for the same period in 2000, an increase of $18,000 or 8%. This increase is primarily due to an increase in interest income due to higher cash balances in 2000.

INCOME TAX EXPENSE

The effective tax rate was 33.0% and 35.0% for the three months ended September 30, 2000 and 1999, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999

OVERVIEW

Income from operations was $10,987,000 for the nine months ended September 30, 2000 compared with $5,109,000 for the nine months ended September 30, 1999, an increase of $5,878,000 or 115%. Net income increased from $3,951,000 for the nine months ended September 30, 1999 to $7,811,000 for the same period in 2000, an improvement of $3,860,000.

Total revenue for the nine months ended September 30, 2000 was $57,552,000 compared with $58,517,000 for the same period in 1999, a decrease of $965,000 or 2%. This decrease is primarily due to lower revenue from games, partially offset by increased sales from OASIS systems.

OASIS systems revenue was $28,129,000 and $22,372,000 for the nine months ended September 30, 2000 and 1999, respectively, an increase of $5,757,000 or 26%. This increase is primarily attributable to continued strong sales of the Company's Windows (Windows is a registered trademark of Microsoft Corporation) based OASIS product, which was introduced into the market late in the fourth quarter of 1998. Operating income from this segment increased $3,492,000 from $9,358,000 to $12,850,000 for the nine months ended September 30, 1999 and 2000, respectively. This increase is primarily the result of higher revenue and a slightly higher gross margin, offset in part by higher commissions on the higher revenue base and higher research and development costs for engineers and consultants.

Revenue from games decreased $6,640,000 from $30,122,000 for the nine month period ended September 30, 1999 to $23,482,000 for the same fiscal 2000 period. This decrease in revenue is primarily attributable to decreased unit sales in 2000 compared with 1999 due to strong sales of the Bandit Bingo(TM) product in 1999, with no similar strong selling product in 2000 and a reduction in the number of Cool Millions(TM) and Xtreme(TM) operating units in service due to the maturation of these products. Partly offsetting the decline in the existing links was the launch of a new link in Nevada in the third quarter of 2000, Jackpot Bingo(TM). This segment's operating loss of $1,094,000 for the nine months ended September 30, 2000 was $3,487,000 lower than the same prior year period, primarily due to an improved gross margin and reduced operating expenses. The gross margin improvement is the result of manufacturing efficiencies combined with benefits derived from one-time lump-sum payments to certain jackpot winners.

Signs revenue decreased from $4,323,000 for the nine months ended September 30, 1999 to $3,693,000 for the same period in 2000, a decrease of $630,000 or 15%. This decrease is primarily due to lower sales of games' related signage. The operating loss from signs increased from $181,000 to $1,096,000 for the nine months ended September 30, 1999 and 2000, respectively, primarily due to lower revenues and a lower gross margin.

Revenue of $2,248,000 from TurboPower Software was $548,000, or 32%, higher for the nine months ended September 30, 2000 compared with the same prior year period, primarily the result of new product releases in 2000. Operating income from this segment decreased $186,000 for the nine months ended September 30, 2000 compared with the same prior year period, primarily attributable to increased operating expenses related to increased engineering headcount.

GROSS MARGIN

The gross margin percentage was 58% for the nine months ended September 30, 2000 compared with 47% for the same period in 1999. This increase is mainly the result of a sales mix favoring the higher margin systems business combined with manufacturing efficiencies, primarily in the production of gaming devices.

OPERATING EXPENSES

Operating expenses were $22,420,000 and $22,160,000 for the nine months ended September 30, 2000 and 1999, respectively, an increase of $260,000. Operating expenses increased slightly as a percentage of revenue from 38% for the nine months ended September 30, 1999, to 39% for the same period in 2000.

Selling, general and administrative expenses decreased from $14,178,000 for the nine months ended September 30, 1999, to $13,654,000 for the same period in 2000, a decrease of $524,000. Selling, general and administrative expenses as a percentage of revenues remained consistent at 24% for the nine months ended September 30, 2000 and 1999. The decrease in selling, general and administrative expenses is primarily attributable to lower legal costs related to litigation.

Research and development expenses increased from $4,846,000 for the nine months ended September 30, 1999, to $5,886,000 for the same period in 2000, an increase of $1,040,000 or 21%. Research and development expenses as a percentage of revenues were 10% for the nine months ended September 30, 2000 and 8% for the same 1999 period. The increase is primarily due to increased headcount in the departments responsible for the design and development of new products for the Company.

Depreciation and amortization expense decreased from $3,136,000 for the nine months ended September 30, 1999, to $2,880,000 for the same period in 2000, a decrease of $256,000 or 8%. The decrease in depreciation and amortization is primarily due to decreased amortization of royalties and software development costs.

OTHER INCOME, NET

Other income, net, is primarily comprised of interest income, interest expense and gains and losses on disposal of assets. Other income, net, decreased from $970,000 for the nine months ended September 30, 1999, to $889,000 for the same period in 2000, a decrease of $81,000 or 8%. This decrease is primarily due to the one-time reversal of approximately $411,000 in interest expense due to a favorable lawsuit settlement in the second quarter of 1999 which did not occur in 2000, partially offset by increased interest income due to higher cash balances in 2000.

INCOME TAX EXPENSE

The effective tax rate was 34.2% and 35.0% for the nine months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operating and capital expenditures primarily through cash flows from its operations and cash from proceeds of its equity offerings. The Company had unrestricted cash and cash equivalents of $15,967,000 at September 30, 2000, compared with $6,866,000 at December 31, 1999. Cash provided by operating activities was $9,260,000 for the nine-months ended September 30, 2000 compared with cash used by operating activities of $1,511,000 for the same prior year period. The increase is primarily due to increased net income and less fluctuation in accounts receivable and inventory. Cash used in investing activities was $225,000 and $572,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease was primarily due to higher proceeds from the sale of unrestricted investment securities and from the sale of investment securities used to fund liabilities to jackpot winners, partially offset by higher purchases of property and equipment and purchases of unrestricted investment securities.

Certain jurisdictions in which MSP systems operate require that the Company maintain restricted funds for the payment of jackpot prizes. At September 30, 2000, the Company's accrued slot liability for its MSP systems aggregated $14,436,000. In connection with these slot liabilities and in accordance with regulatory requirements, the Company established restricted cash account and cash equivalent accounts aggregating approximately $2,134,000 and $2,389,000 at September 30, 2000 and 1999, respectively, to ensure availability of adequate funds to pay for jackpot liabilities associated with jackpot prizes offered but yet to be awarded. The Company also has restricted investment securities approximating $13,693,000 as of September 30, 2000 for annuity payments related to jackpots already won. Although statistically remote, a possibility exists that multiple jackpots may be awarded prior to the time period over which game play has generated sufficient revenue to fully accrue each jackpot amount. Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which such jackpots would hit.

The Company's ratio of current assets to current liabilities is 6.1 to 1 at September 30, 2000, while the noncurrent liabilities to equity ratio is .16 to
1. Based on this financial position, the Company believes it could obtain additional long-term financing for growth. However, there can be no assurance that the Company will be able to obtain additional sources of capital.

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

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company is including the following cautionary statement to take advantage of the "safe harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

- A decline in demand for, or appeal of, the Company's products, or a decline in the rate of growth of new and existing markets for the Company's products.
- The inability of the Company to develop new competitive products in a timely fashion.
-   An increase in popularity of competitor's products.
- The entry into the market by new competitors and competition with more well established manufacturers and distributors.
-   The loss or retirement of our key executives.
- Approval of competitor's patent applications resulting in an inability to use intellectual property upon which the Company relies to manufacture and sell its products or denial of approval of the Company's patent applications.
-   Unfavorable public referendums or anti-gaming legislation.
- Unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems.
- The effect of regulatory and governmental actions including, without limitations, delays in regulatory approval for the Company's products, or the limitation, conditioning, suspension or revocation of any of the Company's licenses.
- Unfavorable determination of suitability by gaming regulatory authorities with respect to our officers, directors, key employees or business partners.
- With respect to legal actions pending against the Company, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation.
- The inability of the Company to consummate potential acquisitions after announcement.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

         Exhibit 27.1      Financial Data Schedule

There were no reports filed on Form 8-K for the three month period ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CASINO DATA SYSTEMS
                                                Registrant




Date:    NOVEMBER 14, 2000               /s/ STEVEN A. WEISS
       ----------------------          ---------------------------------
                                          Steven A. Weiss
                                            Chief Executive Officer and
                                            Chairman of the Board
                                            (Principal Executive Officer)


Date:    NOVEMBER 14, 2000               /s/ RONALD ROWAN
       ----------------------          ---------------------------------
                                          Ronald Rowan
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)