Form 10-K405
period 2000-12-31
CASINO DATA SYSTEMS
filed 2001-04-02
CIK 898756

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-21426

CASINO DATA SYSTEMS

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0261839 (I.R.S. Employer Identification No.)
3300 Birtcher Drive Las Vegas, Nevada (Address of principal executive offices)	89118 (Zip Code)

(702) 269-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /x/  No / /

    As of March 15, 2001, 18,572,871 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on March 15, 2001, was $141,603,481. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

DOCUMENTS INCORPORATED BY REFERENCE

    Pursuant to General Instruction G(3), the definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

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

  •
  A decline in demand for, or appeal of, the Company's products, or a decline in the rate of growth of new and existing markets for the Company's products.

  •
  The inability of the Company to develop new competitive products in a timely fashion.

  •
  An increase in popularity of competitor's products.

  •
  The entry into the market by new competitors and competition with more well established manufacturers and distributors.

  •
  The loss or retirement of our key executives.

  •
  Approval of competitor's patent applications resulting in an inability to use intellectual property upon which the Company relies to manufacture and sell its products or denial of approval of the Company's patent applications.

  •
  Unfavorable public referendums or anti-gaming legislation.

  •
  Unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems.

  •
  The effect of regulatory and governmental actions including, without limitations, delays in regulatory approval for the Company's products, or the limitation, conditioning, suspension or revocation of any of the Company's licenses.

  •
  Unfavorable determination of suitability by gaming regulatory authorities with respect to our officers, directors, key employees or business partners.

  •
  With respect to legal actions pending against the Company, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability or outcome of existing litigation.

  •
  The inability of the Company to consummate potential acquisitions after announcement.

    We do not undertake to update our forward looking statement to reflect future events or circumstances.

General

    The Company's primary products and services include the (i) design and manufacture of casino management information systems, including the Company's historical core product, the OASIS™II (On-Line Accounting and Slot Information System) System and its successor, OASIS Windows® (Windows is a registered trademark of Microsoft Corporation) (collectively referred to as "OASIS"); (ii) design and manufacture of innovative gaming machines and the operation of multi-site link progressive ("MSP") systems which link gaming machines in different casinos to allow patrons to compete for large, lifestyle-changing progressive jackpots; (iii) design and manufacture of meters, signs and graphics which allow the Company to offer integrated gaming systems with custom designed glass and graphics, progressive meters and customized overhead signage; and (iv) development of advanced software programming tools. The Company provides these products and services through operation of four segments: OASIS systems, games, signs and TurboPower Software (TurboPower).

    These segments contributed to consolidated revenue for each of the three years ended December 31, 2000 as follows:

	Revenues
Segment	2000	1999	1998
	(Dollars in thousands)
OASIS Systems	$39,060	$30,075	$23,147
Games	31,203	37,533	24,155
Signs	5,407	5,702	4,031
TurboPower	2,973	2,220	1,847

Total	$78,643	$75,530	$53,180

    Founded in 1990 by Steven Weiss, the Company's Chairman and Chief Executive Officer, the Company grew rapidly by developing and marketing technologically advanced products, including its DOS based OASIS casino management information systems and its Cool Millions™ MSP system, and through strategic acquisitions of businesses and technology to complement the Company's core products. The Company's OASIS system is installed in over 145,000 gaming machines in approximately 138 casinos throughout North America. Through the marketing and enhancement of its OASIS systems, the Company has developed relationships with many major casinos in North America, which the Company believes provides it with a competitive advantage in marketing its other products and systems. In 1993, the Company developed progressive meter technology and has since expanded and diversified its operations through the acquisition of graphics, signs and software businesses. In 1994, the Company launched its Cool Millions MSP system in Mississippi and was licensed by Nevada as a manufacturer and distributor of gaming devices. The Company's gaming devices product portfolio is comprised of proprietary video poker and video slot games along with traditional reel spinning slot machines.

Business Strategy

    The Company's objective is to become the leading designer and manufacturer of innovative technology-driven products and services to meet the gaming industry's evolving needs. To meet this goal, the Company intends to continue to enhance and refine its existing products and systems, develop new and entertaining interactive gaming devices and continue its research and development efforts to maintain its ability to offer technologically advanced products in each of its businesses and further integrate its operations to provide the best possible products and services to its customers. The Company has also continually reviewed all components of its business for possible improvement of future profitability and shareholder value through acquisition, divestiture, reengineering or restructuring. The key elements of the Company's strategy are described below in relation to the Company's lines of business.

Subsequent Event

    On January 17, 2001, the Company entered into a definitive agreement with Aristocrat Leisure Limited, an Australian company ("Aristocrat"), under which Aristocrat would acquire CDS in a cash-for-stock merger transaction.

    Under the agreement an indirect wholly owned subsidiary of Aristocrat will merge with and into CDS, with the result that CDS would become a wholly owned indirect subsidiary of Aristocrat. In the merger, each holder of the Company's capital stock will have the right to receive $9.25 per share in cash. In addition, Steven A. Weiss, Chairman and Chief Executive Officer of the Company, and Michael D. Rumbolz, Vice Chairman of the Company, have entered into agreements under which they have agreed to vote certain of their shares in favor of the merger.

    Closing of the merger is subject to a number of customary conditions, including the approval of the merger by the shareholders of the Company and receipt of all necessary regulatory approvals. The merger is anticipated to close in the second half of 2001.

BUSINESS SEGMENTS

OASIS Systems

Casino Management Information Systems

    In order to maintain its position as a technological leader, the Company continues to expand the functionality of its casino management systems. The Company believes that innovative and reliable information systems will be a key element in the continued growth and success of the gaming industry. The Company's player tracking and gaming machine accounting systems traditionally have been used by casinos to monitor player activity and to collect, integrate and analyze data from electronic gaming devices. The Company has been evolving its player tracking and gaming machine accounting systems into a casino-wide management information system by using its technological expertise to develop software modules that allow the OASIS™ system to support additional marketing, accounting, security and maintenance functions for many areas of casino operations. The Company has completed development of two versions of a Windows™ NT compatible platform for OASIS software. The development of these system enhancements enables OASIS to expand data analysis, improve communications, and include data exchange with other casino management information systems. OASIS products recently introduced into the Windows product line include PitBOSS™ cage, credit and table games accounting; Diagnostic Monitor floor analysis and Universal Gateway system interface. In addition, the Company has wireless radio frequency communication capability on its OASIS platforms. Casinos with OASIS systems have the ability to customize their casino management information system operations by adding new modules and features to their existing OASIS systems as expansions or upgrades.

    OASIS, the Company's on-line gaming machine accounting and player tracking system, forms the core of the Company's information management system. The Company's casino management systems are comprised of modular software applications designed to deliver real-time solutions to the gaming industry. The system uses advanced electronic monitoring equipment to collect, integrate, analyze and report data from traditional slot machines, multi-site progressive link machines, video poker and other electronic gaming devices. By linking on-line accounting and player tracking information, the OASIS system allows casinos to perform sophisticated and customized data analysis in real-time.

    The Windows compatible version utilizes Microsoft® NT operating software and incorporates Microsoft SQL Server 7.0 relational database and third party report generators. The OASIS/Windows version was completed and approved for field trial in Nevada in April 1998. By November 1998, the OASIS/Windows field trial was completed and the product was available for general sale in Nevada. The Windows compatible version was approved for general sale in Gaming Laboratories International, Inc. ("GLI" is an independent gaming consultant that many jurisdictions utilize to approve electronic gaming devices, systems and associated equipment) territories in October 1998.

    BlackBart™, the on-line gaming machine accounting module of the OASIS system, consolidates all funds that enter, exit, or are retained by each electronic gaming machine, records all jackpot and fill transactions, and calculates coin and currency drop values. This information is rapidly and continuously communicated to generate instant or "on-line" accounting of revenues for all types of electronic gaming machines. Machine statistics and net win analysis provide comprehensive revenue profiles for individual machines and the entire casino floor. An automated jackpot and fill program provides comprehensive jackpot accounting, security and control, including support for the Company's ProTURBO line of progressive jackpot meters. Redemption of machine-generated tickets is integrated into BlackBart from the Company's Quickets™ application.

    The ticketing system, Quickets, provides a tool to redeem, monitor, and expire cash out tickets. Tickets are cashable, machine-generated slips of paper that print when a player presses the cash out button on a gaming device. Players are able to redeem tickets by inserting them into a machine bill validator (just like paper currency) or by taking them to a workstation location (e.g., cashier). Casinos are installing ticketing systems to enhance their player service, decrease machine down-time, and increase their employee efficiency.

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

    The PersonalBanker or EFT (Electronic Funds Transfer) feature is an optional component of the OASIS system. Its primary purpose is to allow players to electronically transfer credits between gaming machines and to their player account. The system can be configured to allow players to transfer credits from their accounts to machines, from machines to their accounts, or both. Regardless of how a system is configured, only machines that are technically capable of handling EFT transactions can be used for PersonalBanker. Both cashable and promotional (non-cashable) credits are supported.

    Super-PlayMate™, the player tracking and marketing database functionality within the OASIS system, allows casino operators to collect and access real-time player marketing information. Casino marketing departments use OASIS data to engage in target marketing, measure customer response to marketing efforts, award "comps" to good customers and measure the cost effectiveness of various "comp" and marketing programs by comparing the expenditures with revenues generated by a player or group. To collect player information, casinos issue coded and individualized "player club" cards to customers, which are inserted into a card reader mounted on or in the gaming machines. The OASIS system records the length of play, amount wagered and casino win on each machine played, enabling the casino to keep a record of gaming activity for each customer. In addition, the OASIS system integrates manually entered table game data with gaming machine data to produce comprehensive player ratings.

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

    The Surveillance Monitor module is designed to assist security and surveillance personnel by flagging certain types of transactions with distinctive message or alarm attributes. These messages are displayed on screen and may be printed on a security log. The Diagnostic Monitor™ module provides a history of maintenance problems and procedures performed for each gaming machine and can be programmed to automatically page maintenance personnel and initiate work orders when failure codes are entered via keypad at the gaming machine.

    The Universal Gateway application enables the casino management system to interface with third party systems such as hotel systems or point of sale systems, through customizable messages and communication protocols. With a point of sale interface, this program allows players to accumulate points with purchases throughout the resort in addition to gaming activities. Additionally, with a swipe of the player's club card, players may use their points throughout the resort to pay for meals, hotel rooms, or resort services. Other interfaces include links to other revenue centers in the casino: Keno, Bingo, and Race and Sports Book systems.

    PitBOSS is the cage, credit, and table games accounting application that ties the table games area into the OASIS casino management suite of products. Marketing data is shared between OASIS and PitBOSS applications to provide comprehensive player analysis for multiple locations of gaming activity. Full accounting is provided for all cage transactions including checks, markers, deposits, withdrawals and payments, and for all table games transactions including fills, credits, and table inventory.

    The Currency Transaction Reporting (CTR) feature allows the casinos to electronically maintain a Multiple Transaction Log (MTL) and generate Currency Transaction Reports (CTRs), as required by law. Title 31 and Regulation 6A (Reg 6A) laws require casinos to maintain logs and submit reports for cash transactions that were conducted in gaming areas, and that exceed a certain amount during a single 24-hour period. Cash transactions are separated into Cash In (currency received) and Cash Out (currency disbursed). They include front money and safekeeping deposits and withdrawals, marker and personal check payments, player bets that involve cash, and cash jackpot winnings. This module records information from Super-PlayMate, PitBOSS and the Jackpot-Fill program.

    The Company continues to invest in its OASIS casino information management systems to pursue its objective of technological leadership. The Company will continue to enhance existing modules and will focus on developing new modules in the future in an effort to increase the OASIS systems' functionality.

Games

Video Interactive Gaming Machines

    The Company has developed a proprietary video interactive gaming machine platform which supports high-speed, high resolution video displays and CD-quality stereophonic sound with advanced memory and graphics capabilities. The Company continues to develop additional interactive video gaming machines based on this platform and to develop more advanced platforms that will support additional graphics, animation, and other secondary game features designed to increase the entertainment value and interactivity of video gaming.

    The Company believes that its success in the video gaming business will be dependent upon its development and marketing of state-of-the-art interactive video gaming machines which will add entertainment value and encourage social interaction among players to enhance the gaming experience.

To that end, the Company has developed various video poker and video slot games along with traditional and deluxe reel spinning slot machines that are currently licensed in various jurisdictions. In addition, the Company intends to develop new interactive video gaming devices with enhancements in production value, computer graphics and entertainment-focused secondary game features.

Recurring Revenue

    MSP systems electronically link a number of gaming machines in various casinos to a central computer that allocates a portion of each wager made to one or more progressive jackpots. By linking the machines together, larger life-style changing progressive jackpots can be awarded more frequently than with stand alone machines due to the increased number of wagers contributing to the jackpot on the link. The Company had 417 games participating on its five MSP system links as of December 31, 2000.

Signs

    The Company develops complete interior sign and display solutions for customers. The Company believes that integrated product installations offer customers a cost-effective solution and are the most efficient marketing strategy for its meter and sign products. The Company promotes complete display and merchandising packages that include overhead signage, in-machine and overhead progressive meters. The signs and meters product lines are complimentary to the Company's Games and Systems businesses.

    The Company has developed a full line of progressive meters, controllers and progressive systems. A meter is a graphics display device for progressive jackpots, which displays current jackpot size to gaming patrons. The Company's ProVIEW™ family of meters offers in-machine and overhead text messaging, odometer jackpot effects and graphic animation sequences. The meters are available in various sizes, configurations and resolutions. A controller is a data transmission device that links gaming machines and meters into a progressive system. The Company's ProLINK™ line of controllers allows operation of proprietary progressive systems within one or more of a casino operator's properties. A progressive system is comprised of meters and controllers that link together slot machines, allocates a portion of each wager to a progressive jackpot and displays the current jackpot size via overhead or in-machine displays. The Company's ProSOLO one-machine progressive system enables a single slot machine to offer a progressive jackpot. The Company's ProTURBO progressive system links the ProLINK progressive technology with the OASIS II system to create a single, highly-flexible controller that manages both progressive communications and player tracking/slot accounting data collection. The ProTURBO system allows the casino operator to customize or change any of the meter-linked signs from a single networked work station, compared with competing meter-linked signs that must be changed one at a time from the casino floor.

    The Company has recently developed a new product called ProLINK Plasma System. This system is a unique display network that allows the operator to customize marketing messages on up to 128 plasma displays throughout the property using one Central Studio Workstation.

TurboPower

    The Company's TurboPower Software subsidiary (TurboPower) develops advanced software programming tools used by software professionals to develop applications for business and industry. Located in Colorado Springs, Colorado, TurboPower has a diverse library of programming tools and provides encryption and debugging tools for professional software developers.

Technology and Certain Other Business Risks

Risks of New and Expanding Businesses; Rapidly Changing Technology

    The Company is continuing to expand and diversify its business by developing and introducing new products that complement and enhance the Company's existing businesses. The Company faces the risks, expenses and difficulties frequently encountered by new and rapidly expanding businesses, including, but not limited to, fluctuating cash flow, initial high development costs of new products without corresponding sales, pending receipt of regulatory approvals, market introduction and acceptance of new products. Of course, there is no assurance that the Company's new products will be accepted in the marketplace or that regulatory approvals will be obtained. Furthermore, in each area of the Company's business, the Company will need to manage the transition to higher volume operations, entry into new markets, control of overhead expense and the addition, training and management of qualified personnel.

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

Reliance on Key Customers

    The Company has historically maintained strong business relationships with several key casino customers including, but not limited to, Boyd Gaming; Mandalay Resort Group; Harrah's Entertainment; Park Place Entertainment Corporation; MGM-Mirage; Coast Resorts and Station Casinos which have, in certain periods, accounted for a material amount of the Company's sales. Combined, these entities accounted for approximately 23%, 27% and 25% of the Company's total sales during the fiscal years ended December 31, 2000, 1999 and 1998, respectively. While each sale of casino management information systems and other large product contracts are negotiated independently and do not occur with specific frequency, the loss or reduction of a major customer could have a material adverse impact on the financial results of the Company. There can be no assurance that the Company will maintain strong business relationships with its key customers in the future.

Competition

    The market for casino management information systems, MSP systems, gaming machines and each of the Company's other products are difficult markets in which to compete and there are a number of established, well-financed and well-known companies that compete with each of the products and services offered by the Company. International Game Technology in particular enjoys a significant domestic and international market position in the Company's primary markets, including casino management information systems, gaming machines and MSP systems.

    The Company also competes with several other companies in one or more areas of the Company's markets, including, but not limited to, Alliance Gaming (Bally Gaming International), Anchor Gaming, Sigma Gaming, Universal Distributing, Mikohn, WMS Gaming, Acres Gaming, Silicon Gaming, Aristocrat, Atronic, Unidesa, Gaming Systems International, Lodging Systems, Inc. and Yesco. The development of a successful new product or product design by a competitor could adversely affect sales of the Company's products and, although the Company would endeavor to respond quickly with its own competing products, no assurance can be made that a significant new product designed by a competitor would not have a material adverse effect on the Company's results of operations.

Marketing and Sales

    The Company has approximately 48 full time sales and marketing staff focusing on the sales of OASIS casino management information systems, games, signs and meters. The Company's TurboPower Software subsidiary sells its products primarily by telephone and the Internet. In addition to its corporate headquarters in Las Vegas, Nevada, the Company maintains regional sales and support offices in Sparks, Nevada; Gulfport, Mississippi; Atlantic City, New Jersey and Plymouth, Minnesota.

Intellectual Property Rights

    The Company's business is dependent upon its ability to protect its proprietary software, hardware and other intellectual property. The Company relies primarily on a combination of non-disclosure agreements with its key employees and other third parties, license agreements and nondisclosure agreements with its customers and suppliers and trade secret protection to protect such intellectual property. Despite the Company's precautions, it may be possible for unauthorized parties to copy or to possibly reverse engineer certain portions of the Company's products or to obtain and use information that the Company believes is proprietary. Therefore, there is no assurance that precautionary steps taken by the Company in this regard will be adequate to deter misappropriation of its intellectual property or independent third party development of functionally equivalent products or that the Company can meaningfully protect its rights to such proprietary intellectual property. The Company has applied for patents covering certain aspects of its MSP systems and gaming devices. There is no assurance that such patents will be issued, or, if issued, will offer meaningful protection of such intellectual property. In addition, whether or not such patents are issued, others may hold or receive patents which contain claims having a scope that covers products developed by the Company. Furthermore, there can be no assurance that others have not developed or will not develop similar products or technology, duplicate any of the Company's products or technology, or design around any patents licensed or granted to the Company, or any patents that may be issued in the future to the Company.

Employees

    As of December 31, 2000, the Company had approximately 429 full-time employees, approximately 105 of whom were software or hardware engineers. The majority of the remaining employees are engaged in technical support and customer service, production, field installation and support, sales and marketing and administration. The Company also uses a temporary agency to provide skilled workers for light manufacturing and assembly during high-demand manufacturing periods. The Company is not currently subject to a collective bargaining agreement and believes that its employee relations are good.

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

    The gaming machines that may be developed by the Company are defined as "gaming devices" in many jurisdictions. Although gaming device and equipment regulations vary among jurisdictions, each jurisdiction requires various licenses, approvals or permits to be held by companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment. The Company or one of its subsidiaries is licensed as a manufacturer, distributor and/or supplier of gaming devices in numerous domestic and foreign jurisdictions, and has applied to be licensed in several other jurisdictions. The Company has operated pursuant to transactional waivers or as a supplier of associated equipment in jurisdictions in which the Company's license applications are pending. The Company will be required to apply for additional transactional waivers in the event it seeks to make sales to additional casinos in such jurisdictions prior to licensing. The Company will be required to apply for licensing as a manufacturer, distributor and/or supplier of gaming devices or associated equipment prior to making sales in each new jurisdiction.

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

General Regulation of Stockholders of Publicly Traded Corporations

    In most jurisdictions, any beneficial owner of the Company's Common Stock is subject on a discretionary basis to being required to file applications with gaming regulatory authorities, be investigated and found suitable or qualified as such. In addition, stockholders whose holdings of Common Stock exceed certain designated percentages are subject to certain reporting and qualification requirements imposed by state and federal gaming regulators and, any stockholder, if found to be unsuitable, may be required to immediately dispose of its holdings of Common Stock. See "—New Jersey Regulatory Matters," "—Nevada Regulatory Matters" and "—Mississippi Regulatory Matters." The Company's Articles of Incorporation authorize the Company to redeem at fair market value Common Stock held by any person whose status as a shareholder may jeopardize the Company's gaming licenses or approvals.

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

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining of the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

    The loss or restriction of the Company's gaming licenses in Nevada would have a material adverse effect on its business and could require the Company to cease its manufacturing, distribution and inter-casino linked system activities in Nevada.

New Jersey Regulatory Matters

    Casino gaming in New Jersey is regulated by the New Jersey Casino Control Commission and regulations promulgated thereunder (the "NJCCA"). The NJCCA created the New Jersey Casino Control Commission ("NJCCC"), which is authorized to decide all license applications and other matters and to promulgate regulations, and created the New Jersey Division of Gaming Enforcement (the "NJDGE"), which is authorized to investigate all license applications, make recommendations to the NJCCC, and prosecute violations of the NJCCA. Under the NJCCA, any enterprise providing goods or services to a casino must register with or be licensed by the NJCCC.

    Business enterprises providing goods and services not directly related to casino gaming or simulcast wagering must be registered with the NJCCC within 20 days of commencing business with the casinos and must be licensed by the NJCCC if they conduct business with casinos on a regular or continuing basis. The NJCCC will consider various factors, including the amount of business transacted. Currently, any enterprise which transacts more than $75,000 in business with any one casino in any one 12-month period or more than $225,000 with all casinos of Atlantic City within any one 12-month period or more than $30,000 with one casino within each of three consecutive 12-month periods or more than $100,000 with the casinos of Atlantic City within each of three consecutive 12-month periods must be licensed.

    Business enterprises providing goods or services directly related to casino gaming or simulcast wagering must be licensed as a gaming related Casino Service Industry ("CSI") prior to conducting business with New Jersey casino licensees or must have filed a complete application for CSI licensure with the NJCCC and received the permission of the NJCCC for each business transaction.

    On November 4, 1996, the Company was granted a CSI License by the NJCCC. In order for this license to be maintained, the Company's officers, directors and key employees and all beneficial owners of more than five percent (5%) of the Company's Common Stock must be found qualified by the NJCCC. In order to be found qualified, the Company, its officers, directors, key employees and five percent (5%) stockholders must demonstrate by clear and convincing evidence their good character, honesty and integrity, their financial stability, integrity and responsibility, and their business ability. Any other stockholder or other person associated with the Company who the NJCCC deems appropriate, in its discretion, is also required to be qualified. If a person is required to and fails to submit to qualification or submits to qualification and is found disqualified by the NJCCC, the NJCCC may prohibit casinos in New Jersey from doing business with the Company. While the investigation by the

NJDGE is pending, there is no assurance that the Company or any of its directors, officers, key persons or five percent (5%) shareholders will be found qualified or suitable for licensure.

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

    The laws, regulations and supervisory procedures of the Mississippi Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming, or manufacturing or distribution of gaming devices at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Mississippi Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; (v) providing a source of state and local revenues through taxation and licensing fees; and (vi) ensuring that gaming licensees, to the extent practicable, employ Mississippi residents. Change in such laws, regulations and procedures could have an adverse effect on the Company and the Company's Mississippi operations.

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

    The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Mississippi corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi's gaming industry and to further Mississippi's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates, (ii) preserve the beneficial aspects of conducting business in the corporate form, and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Mississippi Commission before the Company can make exceptional repurchases of voting securities in excess of the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Mississippi Act and the Mississippi Commission gaming regulations also require prior approval of a plan of recapitalization proposed by the Company's Board of directors in response to a tender offer made directly to the Company's stockholders for the purposes of acquiring control of the Company.

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

    In addition to the foregoing, two federal statutes may have applicability to commercial gaming contracts with Native American tribes:

1.
Title 25, Section 81, of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value in . . . consideration of services for said Indians relative to their lands unless . . . such contract or agreement be executed and approved" by the Secretary or his or her designee. Agreements for services relative to Native American lands which fail to conform with the requirements of this section will be void and unenforceable, and all money or other things of value paid under such void agreements is subject to judicial forfeiture in litigation, which can be brought by any person, in the name of the United States of America. In the Company's opinion, its sales contracts are not for services, and therefore Title 25, section 81, of the United States Code does not apply to the Company's contracts. The Company also believes that its sales of its OASIS II systems are not "relative to Native American lands" because, although the Company's products ultimately may be used on Native American lands, the products themselves are not related to such lands, and give the Company no control over such lands. To date, the Secretary has not asserted that agreements for the sale of goods to Indian tribes require his approval under Title 25, Section 81, United States Code.

2.
Title 25, Sections 261-264, United States Code (the "Indian Trader Licensing Act" or "ITLA") creates a licensing requirement, and states that "any person other than an Indian of the full blood who shall attempt to reside in the Indian country, or on any Indian reservation, as a trader, or to introduce goods, or to trade therein, without such license, shall forfeit all merchandise offered for sale to the Indians or found in his possession, and shall moreover be liable to a Penalty of $500 . . ." The applicability of ITLA to the Company's sale of systems on Native American reservations are unclear. The Company has not obtained a license under ITLA because the Company believes that (i) ITLA does not apply to the sale of gaming equipment, (ii) ITLA has been superseded by IGRA; and (iii) ITLA may have no applicability to any transaction, since the Secretary has adopted no regulatory mechanism to implement ITLA.

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

Nevada Legislation

    Two of the Nevada general corporation provisions, the "Acquisition of Controlling Interest" and the "Combination with Interested Stockholders" statutes, may have the effect of delaying or making it more difficult to effect a change in control of the Company in certain circumstances.

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

    In summary and subject to certain circumstances where they do not apply, the Combination with Interested Stockholders statutes prevent a "resident domestic corporation" from entering into a "combination" with an "interested stockholder" unless certain conditions are met. A "resident domestic corporation" (hereafter the "corporation") means any Nevada corporation that has 200 or more stockholders. A "combination" is broadly defined and includes, among other things, any merger or consolidation with an "interested stockholder," or an affiliate or associate of the "interested stockholder," or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an "interested stockholder," or any affiliate or associate of an "interested stockholder," of assets of the resident domestic corporation, or any subsidiary of a resident domestic corporation: (a) having an aggregate market value equal to 5% or more of the aggregate market value of all the assets of the corporation, (b) having an aggregate market value equal to 5% or more of the aggregate market value of all outstanding shares of the corporation, or (c) representing 10% or more of the earning power or net income of the corporation. "Interested stockholder" means the beneficial owner, directly or indirectly, of 10% or more of the voting power of the corporation, or an affiliate or associate of the corporation that, at any time within three years immediately before the date in question was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the corporation.

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

    The "Acquisition of Controlling Interest" and "Combination with Interested Stockholders" provisions described above will not impede or otherwise delay the proposed sale of the Company to Aristocrat Leisure Limited. Merger transactions are specifically exempted from application of the Acquisition of Controlling Interest statutes. The Combination with Interested Stockholders statutes are similarly inapplicable to the proposed merger because, among other reasons, Aristocrat Leisure Limited is not an "Interested Stockholder" under Nevada law.

Item 2. Description of Properties

    The Company owns a 140,000 square foot office, production, warehouse and distribution facility in Las Vegas, Nevada where it houses its administrative, sales, engineering, research and development and Nevada MSP system support staff. The Company also owns one building adjacent to its main facility which is approximately 8,450 square feet, and leases an adjacent 45,000 square foot facility which houses its sign business. The Company also leases approximately 6,500 square feet of office space in Las Vegas for a portion of its research and development staff.

    The Company leases regional sales and technical support offices in Atlantic City, New Jersey; Plymouth, Minnesota; Sparks, Nevada and Gulfport, Mississippi. The Company also leases an approximately 4,500 square foot office in Colorado Springs, Colorado for the TurboPower Software subsidiary.

Item 3. Legal Proceedings

    The previously disclosed litigation, filed by Acres Gaming Corporation ("Acres") against the Company on May 19, 1998, and a second related action filed by Acres against the Company on November 17, 1998, have been settled, with the Company receiving a cash payment from Acres and certain covenants not to sue from Acres.

    On October 20, 1999, International Game Technology ("IGT") filed but did not serve, a complaint against the Company and three other slot machine manufacturers alleging that CDS and others infringed a patent owned by IGT through the Company's use of gaming devices containing touch screens with redundant play buttons that control game outcome features. The Company believes that substantial prior art exists that renders the IGT patent invalid. On February 25, 2000, IGT dismissed the lawsuit against the Company, retaining its right to refile the lawsuit in the future. Management does not expect the outcome of this matter to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

    On January 23, 2001, Dwayne Alberts, allegedly a shareholder of the Company, filed a purported class action complaint against the Company and the Company's Board of Directors in the District Court of Clark County in the State of Nevada, Case No. A429714 IX, alleging a claim of breach of fiduciary duty arising out of the announced transaction between the Company and Aristocrat Leisure Limited. In the action, Mr. Alberts has alleged, generally, that the Board of Directors "breached its fiduciary duties by taking actions designed to deter higher offers from other potential acquirors so as to ensure Casino Data insiders receive personal benefits at the expense of Casino Data shareholders", "timed the announcement of the merger to place an artificial cap on the price for Casino Data's stock to enable [Aristocrat] to acquire the stock at the lowest possible price" and "timed the announcement [of the merger agreement] to come within days before they would disclose Casino Data's fourth quarter results." Mr. Alberts is seeking class certification, declaratory relief, injunctive relief preventing the consummation of the merger and directing the defendants to exercise their fiduciary duties in the manner described by plaintiffs, attorney fees and costs, and such other and further relief as the court deems just and proper. The Company and the Board of Directors deny all of Mr. Alberts' charging allegations. It is the position of the Board of Directors that they did not breach any fiduciary duties and that they took reasonable steps under the circumstances to maximize the value for the stockholders of the Company, evaluated and allowed for the possibility of entering into a merger or similar agreement with companies other than Aristocrat, solicited bids from at least two other companies, took reasonable steps to allow other potential bids to be made, and that they have in fact obtained the maximum value for the Company's shareholders under the circumstances. The Company and the Board of Directors filed an answer to the complaint on March 8, 2001 and intend to vigorously defend themselves against the allegations.

    The Company and its subsidiaries are also involved from time to time in other various claims and legal actions arising in the ordinary course of business including, but not limited to, administrative claims and legal actions brought in state and federal courts by patrons of the Company's MSP games, wherein the patron may allege the winning of jackpot awards or some multiple thereof. Because of the size of the jackpots that a patron may play for, related patron disputes often involve sizable claims. The loss of a sizable patron dispute claim could have a material adverse effect on the Company. For example, the Company is currently litigating one patron dispute that it has won on every level of review, however the patron has continued to appeal the decision. The dispute has been appealed by the patron to the Supreme Court of the State of Nevada and the patron alleges a claim for over $8 million dollars. If the patron were to win, the Company would be liable to pay $1 million dollars immediately (plus interest) with the remainder to be paid in installments over twenty years in an annuity. However, management believes that the likelihood of success by the party making such claim is remote and that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended December 31, 2000.

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

	High	Low
1999
First Quarter	$3.81	$1.56
Second Quarter	5.06	2.91
Third Quarter	7.50	4.00
Fourth Quarter	5.25	2.88
2000
First Quarter	$5.69	$3.50
Second Quarter	6.50	3.88
Third Quarter	7.50	5.38
Fourth Quarter	7.03	5.19

    On March 15, 2001 the last reported sale price of the common stock was $8.75. As of March 15, 2001, the Company had approximately 260 holders of record.

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

Item 6. Selected Financial Data (Amounts in thousands except per share data)

    The selected data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected data presented below under the captions "Consolidated Statement of Operations Data" for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and "Consolidated Balance Sheet Data" as of the end of each of the years in the five-year period ended December 31, 2000 are derived from the audited consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000 and the reports thereon, are included elsewhere in this Form 10-K.

	Year Ended December 31,
	2000	1999	1998	1997	1996
	Amounts in thousands, except per share data
Consolidated Statement of Operations Data:
Total revenues	$78,643	$75,530	$53,180	$54,504	$70,871
Total costs and expenses	64,895	68,541	53,934	96,790	68,901

Income (loss) from operations	13,748	6,989	(754)	(42,286)	1,970
Total other income (expense)	1,203	1,022	1,620	(499)	5,077

Income (loss) before income taxes	14,951	8,011	866	(42,785)	7,047
Income tax expense (benefit)	4,818	(7,201)	(1,647)	(3,070)	2,232

Net income (loss)	$10,133	$15,212	$2,513	$(39,715)	$4,815

Basic net income (loss) per common share(1)	$0.55	$0.83	$0.14	$(2.20)	$0.29
Diluted net income (loss) per common share(1)	$0.53	$0.82	$0.14	$(2.20)	$0.28
Shares used in basic per share calculation(1)	18,479	18,234	18,066	18,043	16,892
Shares used in diluted per share calculation(1)	18,956	18,628	18,105	18,043	17,485
	December 31,
	2000	1999	1998	1997	1996
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,532	$9,255	$13,268	$27,873	$21,482
Working capital	67,500	54,564	39,707	41,514	58,226
Total assets	120,239	110,887	99,010	96,956	125,422
Total liabilities	27,023	28,361	32,870	33,329	22,246
Total long-term debt, including current portion	—	214	211	2,454	4,482
Total shareholders' equity	93,216	82,526	66,140	63,627	103,177

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

Year Ended December 31, 2000 Compared with the Year Ended December 31, 1999

    Total revenue was $78,643,000 compared with $75,530,000 for the twelve months ended December 31, 2000 and 1999, respectively, an increase of $3,113,000 or 4%. This increase is primarily due to a 30% revenue increase from the sale of OASIS systems, offset by a decrease of 17% in revenue from games.

    Revenue from OASIS systems was $39,060,000 for the year ended December 31, 2000 compared with $30,075,000 in 1999. This increase of $8,985,000 or 30%, is primarily due to sales of the Company's Windows™ based OASIS product to the California market, which legalized gaming in March 2000. Among the key factors affecting new OASIS systems orders are the rate of growth in the gaming industry and replacement of existing systems. Although the Company believes that the market for its system is strong, the continued existence and expansion of gaming markets is dependent upon political, legal and other factors which are beyond the control of the Company. Notable quarterly variations in revenue and income may occur since casino management information systems constitute a primary source of revenue. Operating income from this segment increased $4,970,000 from $12,593,000 to $17,563,000 for the twelve months ended December 31, 1999 and 2000, respectively. This increase is primarily the result of the higher revenue partially offset by increased commissions on the higher revenue and higher research and development costs for engineers and consultants.

    Revenue from games decreased $6,330,000 from $37,533,000 for the twelve month period ended December 31, 1999 to $31,203,000 for the same fiscal 2000 period. This decrease is primarily attributable to decreased unit sales in 2000 compared with 1999 due to strong sales of the Bandit Bingo™ product in 1999, with no similar strong selling product in 2000. Another contributing factor was a reduction in the number of MSP operating units on the Cool Millions™ and Xtreme™ MSP links due to the maturation of these products. Partly offsetting the decline in MSP operating units was the launch of a new link in Nevada in the third quarter of 2000, Jackpot Bingo™. This segment's operating loss of $2,903,000 for the twelve months ended December 31, 2000 was $3,204,000 lower than the same prior year period, primarily due to an improved gross margin and reduced operating expenses. The gross margin improvement is the result of manufacturing efficiencies combined with benefits of $914,000 derived from one-time lump-sum payments to settle certain jackpot liabilities.

    Signs revenue decreased slightly from $5,702,000 to $5,407,000 for the twelve months ended December 31, 2000 compared with 1999. This decrease is primarily the result of lower sales of games-related signage. The operating loss from signs was $1,235,000 and $116,000 for the twelve months ended December 31, 2000 and 1999, respectively. The increased operating loss was primarily due to lower revenues and a lower gross margin.

    Revenue from the sale of software development tools was $2,973,000 in 2000, an increase of $753,000 or 34% from 1999, principally attributable to new product releases in 2000. Operating income from this segment decreased $296,000 for the twelve months ended December 31, 2000 compared with the same prior year period, primarily attributable to increased operating expenses related to increased engineering headcount.

Gross Margin

    Total cost of goods sold decreased from $41,029,000 for the twelve months ended December 31, 1999, to $32,624,000 for the same period in 2000, a decrease of $8,405,000 or 20%. Consolidated gross margin increased from $34,501,000 for the twelve months ended December 31, 1999 to $46,019,000 for the same period in 2000. The increase in gross margin is primarily the result of a sales mix favoring the higher margin systems business combined with manufacturing efficiencies, primarily in the production of gaming devices. Consolidated gross margin as a percentage of revenue increased from 46% for the twelve months ended December 31, 1999 to 59% for the same period in 2000. The increase in gross margin as a percentage of revenue is primarily due to the change in revenue mix in 2000, which reflected an increase in revenue from OASIS systems as a percentage of total revenue, combined with the manufacturing efficiencies in the production of gaming devices.

Operating Expenses

    Operating expenses increased from $27,512,000 for the twelve months ended December 31, 1999, to $32,271,000 for the same period in 2000, an increase of $4,759,000 or 17%. The 1999 costs are net of a $1,852,000 net benefit related to the terminated slot liability associated with the Mississippi Cool Millions links, partially offset by the write-off of related impaired intangible assets. Excluding this item, operating expenses increased as a percentage of revenues from 39% for the twelve months ended December 31, 1999, to 41% for the same period in 2000, primarily the result of increased research and development expenses in 2000.

    Selling, general and administrative expenses increased from $18,666,000 for the twelve months ended December 31, 1999, to $19,364,000 for the same period in 2000, an increase of $698,000 or 4%. Selling, general and administrative expenses as a percentage of revenue remained even at 25% for the twelve months ended December 31, 2000 and 1999.

    Research and development expenses increased from $6,525,000 for the twelve months ended December 31, 1999, to $8,316,000 for the same period in 2000, an increase of $1,791,000 or 27%. This increase is primarily attributable to increased engineering headcount and prototype expense. Research and development expenses as a percentage of revenues increased from 9% for the twelve months ended December 31, 1999 to 11% for the same period in 2000.

    Depreciation and amortization decreased slightly from $4,173,000 for the twelve months ended December 31, 1999, to $3,991,000 for the same period in 2000. The decrease is primarily due to decreased amortization of royalties and software development costs.

Other Income, Net

    Other income, net, is primarily comprised of interest income, interest expense and gains and losses on disposal of assets. Other income, net, increased from $1,022,000 for the twelve months ended December 31, 1999, to $1,203,000 for the same period in 2000. This increase is primarily due to higher interest income attributable to higher cash balances partially offset by the reversal of approximately $411,000 of interest expense related to a favorable lawsuit decision by a court of law, in the second quarter of 1999.

Income Tax Expense

    Income tax expense was $4,818,000 for the twelve months ended December 31, 2000 compared with a benefit of $7,201,000 for the same 1999 period. The benefit in 1999 was primarily attributable to the elimination of a $9,600,000 valuation allowance against deferred tax assets that was established in 1997.

Year Ended December 31, 1999 Compared with the Year Ended December 31, 1998

    Total revenue was $75,530,000 compared with $53,180,000 for the twelve months ended December 31, 1999 and 1998, respectively, an increase of $22,350,000 or 42%. This increase is primarily due to increased revenues from games of $13,378,000, and OASIS systems sales of $6,928,000.

    Revenue from OASIS systems was $30,075,000 for the year ended December 31, 1999 compared with $23,147,000 in 1998. This increase of $6,928,000 or 30%, is primarily due to sales of the Company's Windows™ based OASIS product, which was introduced late in the fourth quarter of 1998. Among the key factors affecting new OASIS systems orders are the rate of growth in the gaming industry and replacement of existing systems. Although the Company believes that the market for its system is strong, the continued existence and expansion of gaming markets is dependent upon political, legal and other factors which are beyond the control of the Company. Notable quarterly variations in revenue and income may occur since casino management information systems constitute a primary source of revenue.

    Revenue from games increased 55% from the prior year revenue of $24,155,000 to $37,533,000 for the twelve months ended December 31, 1999. This increase is primarily attributable to the sale of machines on the Company's high-end multimedia Bandit™ platform in 1999, specifically Bandit Bingo™, which was launched in late 1998. Partially offsetting this increase was a decline in the number of recurring revenue units in service and reduced levels of play due to the maturation of the MSP models deployed.

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

Gross Margin

    Total cost of goods sold increased from $28,090,000 for the twelve months ended December 31, 1998, to $41,029,000 for the same period in 1999, an increase of $12,939,000 or 46%. Consolidated gross margin increased from $25,090,000 for the twelve months ended December 31, 1998 to $34,501,000 for the same period in 1999. The increase in gross margin is primarily attributable to the increase in revenue from games and OASIS systems. Consolidated gross margin as a percentage of revenue decreased from 47% for the twelve months ended December 31, 1998 to 46% for the same period in 1999. The decrease in gross margin as a percentage of revenue is primarily due to the change in revenue mix in 1999, which reflected an increase in revenue from gaming devices as a percentage of total revenue.

Operating Expenses

    Operating expenses increased from $25,844,000 for the twelve months ended December 31, 1998, to $27,512,000 for the same period in 1999, an increase of $1,668,000 or 6%. These costs include a $1,000,000 charge for the loss from shareholders suit in 1998, and a $1,852,000 net benefit from the terminated slot liability associated with the Mississippi Cool Millions links, partially offset by the write-off of related impaired intangible assets in 1999. Excluding these items, operating expenses decreased as a percentage of revenues from 47% for the twelve months ended December 31, 1998, to 39% for the same period in 1999, the result of a greater revenue increase relative to expenses.

    Selling, general and administrative expenses increased from $16,761,000 for the twelve months ended December 31, 1998, to $18,666,000 for the same period in 1999, an increase of $1,905,000 or 11%. This increase is primarily due to increased legal costs along with increased sales commission expense in 1999 related to higher revenues. Selling, general and administrative expenses as a percentage of revenue increased from 32% for the twelve months ended December 31, 1998, to 25% for the same period in 1999.

    Research and development expenses increased from $5,096,000 for the twelve months ended December 31, 1998, to $6,525,000 for the same period in 1999, an increase of $1,429,000 or 28%. This increase is primarily attributable to increased engineering headcount and prototype expense. Research and development expenses as a percentage of revenues decreased slightly from 10% for the twelve months ended December 31, 1998 to 9% for the same 1999 period.

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

Other Income, Net

    Other income, net, is primarily comprised of interest income, interest expense and gains and losses on disposal of assets. Other income, net, decreased from $1,620,000 for the twelve months ended December 31, 1998, to $1,022,000 for the same period in 1999. This decrease is primarily due to lower interest income partially offset by the reversal of approximately $411,000 of interest expense related to a favorable lawsuit decision by a court of law, in the second quarter of 1999.

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

Liquidity and Capital Resources

    The Company to date has financed its operating and capital expenditures through cash flows from its operations and cash from proceeds from its equity offerings, investment activities and borrowings. For the twelve months ended December 31, 2000, cash provided by operating and financing activities was $7,426,000 and $343,000, respectively, and cash used in investing activities was $809,000. The Company had cash and cash equivalents of $16,532,000 and $9,255,000 at December 31, 2000 and 1999, respectively, including restricted amounts of $2,706,000 and $2,389,000, respectively.

    Certain jurisdictions in which MSP systems operate require that the Company maintain allocated funds or instruments to guarantee payment of jackpot prizes. The amount of funds required is dependent upon several factors such as the type and denomination of games and the local regulatory requirements. At December 31, 2000, the Company's accrued slot liability for its MSP systems aggregated approximately $14,075,000, and there was no unaccrued slot liability (the unaccrued slot liability is the amount of the initial primary jackpots that have not been fully accrued). In connection with these slot liabilities and in accordance with gaming requirements, the Company has restricted cash accounts aggregating approximately $2,706,000 as of December 31, 2000 to ensure availability of adequate funds to pay this liability. In addition, the Company also has approximately $11,090,000 of restricted investment securities as of December 31, 2000, for the payment of jackpots already won. Although statistically remote, a possibility exists that multiple jackpots may hit prior to the time period over which game play has generated sufficient revenue to accrue each jackpot reset amount. Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which the jackpots are hit.

    The Company's ratio of current assets to current liabilities is 5.6 to 1 at December 31, 2000, and the Company has no long-term debt. The Company expects to continue to finance its operations and capital expenditures through cash flow from operations; however, based on its financial position, management believes additional long-term financing could be obtained in 2001 for growth resulting in working capital requirements that exceed available cash, cash equivalents and cash to be provided by operations. The Company entered into a loan agreement in 1999 with a financial institution, secured by property, that enables the Company to borrow up to $6,975,000, all of which is available at December 31, 2000. However, there can be no assurance that the Company will be able to obtain additional sources of capital during 2001 if needed.

Subsequent Event

    On January 17, 2001, the Company entered into a definitive agreement with Aristocrat Leisure Limited, an Australian company ("Aristocrat"), under which Aristocrat would acquire CDS in a cash-for-stock merger transaction.

    Under the agreement an indirect wholly owned subsidiary of Aristocrat will merge with and into CDS, with the result that CDS would become a wholly owned indirect subsidiary of Aristocrat. In the merger, each holder of the Company's capital stock will have the right to receive $9.25 per share in cash. In addition, Steven A. Weiss, Chairman and Chief Executive Officer of the Company, and Michael D. Rumbolz, Vice Chairman of the Company, have entered into agreements under which they have agreed to vote certain of their shares in favor of the merger.

    Closing of the merger is subject to a number of customary conditions, including the approval of the merger by the shareholders of the Company and receipt of all necessary regulatory approvals. The merger is anticipated to close in the second half of 2001.

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

    The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission, as of October 1, 2000. SAB No. 101 clarifies existing accounting principles related to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a significant impact on the Company's financial position and results of operations.

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

Item 8. Consolidated Financial Statements and Supplemental Data

FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY DATA

    Schedule II, Valuation and Qualifying Accounts, for the years 2000, 1999 and 1998 has been submitted in Item 14. Part IV, hereof where the schedule is listed. All other schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements and related notes.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Casino Data Systems and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Casino Data Systems and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 21, 2001

INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Casino Data Systems:

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Casino Data Systems and subsidiaries for the year ended December 31, 1998. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Casino Data Systems and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      KPMG LLP

Las Vegas, Nevada
February 23, 1999

CASINO DATA SYSTEMS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2000 and 1999

(Dollars and share data in thousands)

	December 31,
	2000	1999
ASSETS
Current assets
Cash and cash equivalents	$13,826	$6,866
Restricted cash and cash equivalents	2,706	2,389
Short-term investment securities, including restricted amounts of $1,001 and $1,309 in 2000 and 1999, respectively	4,384	2,581
Accounts receivable, net of allowance for doubtful accounts of $2,348 and $1,886 in 2000 and 1999, respectively	31,003	21,121
Current portion of notes receivable	2,334	4,324
Inventories, net	25,194	25,600
Prepaid expenses and other current assets	2,577	2,143

Total current assets	82,024	65,024

Property and equipment, net	17,026	17,762
Restricted investment securities	10,089	14,517
Deferred tax asset	7,891	10,172
Software development costs, net of accumulated amortization of $3,115 and $1,746 in 2000 and 1999, respectively	1,743	2,362
Notes receivable, excluding current portion	371	539
Other non-current assets	1,095	511

Total non-current assets	38,215	45,863

Total assets	$120,239	$110,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$—	$214
Accounts payable	4,128	1,427
Accrued slot liability	1,576	1,766
Accrued compensation	2,232	1,112
Income tax payable	3,082	3,122
Other accrued expenses	3,506	4,333

Total current liabilities	14,524	11,974

Non-current liabilities
Accrued slot liability	12,499	16,387

Total liabilities	27,023	28,361

Commitments and contingencies (Note 13)
Shareholders' equity
Common stock, no par value. Authorized 100,000; issued and outstanding 18,562 and 18,401 at December 31, 2000 and 1999, respectively	85,521	84,964
Retained earnings (accumulated deficit)	7,695	(2,438)

Total shareholders' equity	93,216	82,526

Total liabilities and shareholders' equity	$120,239	$110,887

See accompanying Notes to Consolidated Financial Statements

CASINO DATA SYSTEMS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2000, 1999 and 1998

(Amounts in thousands except per share data)

	Year Ended December 31,
	2000	1999	1998
Revenue
OASIS Systems	$39,060	$30,075	$23,147
Games	31,203	37,533	24,155
Signs	5,407	5,702	4,031
TurboPower	2,973	2,220	1,847

Total revenue	78,643	75,530	53,180
Cost of goods sold	32,624	41,029	28,090

Gross margin	46,019	34,501	25,090

Operating expenses
Selling, general and administrative	19,364	18,666	16,761
Provision for doubtful accounts	600	—	—
Research and development	8,316	6,525	5,096
Other operating, net	—	(1,852)	1,000
Depreciation and amortization	3,991	4,173	2,987

Total operating expenses	32,271	27,512	25,844

Income (loss) from operations	13,748	6,989	(754)

Other income
Interest and other income, net	1,329	1,072	1,863
Loss on disposal of assets	(119)	(9)	(60)
Interest expense	(7)	(41)	(183)

Total other income	1,203	1,022	1,620

Income before income taxes	14,951	8,011	866
Income tax expense (benefit)	4,818	(7,201)	(1,647)

Net income	$10,133	$15,212	$2,513

Basic net income per common share	$0.55	$0.83	$0.14

Diluted net income per common share	$0.53	$0.82	$0.14

Basic weighted average shares outstanding	18,479	18,234	18,066
Diluted weighted average shares outstanding	18,956	18,628	18,105

See accompanying Notes to Consolidated Financial Statements

CASINO DATA SYSTEMS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2000, 1999 and 1998

(Amounts in thousands)

	Common Stock		Retained Earnings (Accumulated deficit)
	Shares	Amount		Total
Balance at January 1, 1998	18,066	$83,790	$(20,163)	$63,627
Net income	—	—	2,513	2,513

Balance at December 31, 1998	18,066	83,790	(17,650)	66,140
Exercise of stock options	269	1,031	—	1,031
Employee stock purchase plan	66	143	—	143
Net income	—	—	15,212	15,212

Balance at December 31, 1999	18,401	84,964	(2,438)	82,526
Exercise of stock options	118	408	—	408
Employee stock purchase plan	43	149	—	149
Net income	—	—	10,133	10,133

Balance at December 31, 2000	18,562	$85,521	$7,695	$93,216

See accompanying Notes to Consolidated Financial Statements

CASINO DATA SYSTEMS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2000, 1999 and 1998

(Dollars in thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income	$10,133	$15,212	$2,513
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,991	4,173	2,987
Depreciation and amortization included in COGS	659	1,756	1,480
Deferred income taxes	1,538	(9,421)	(516)
Loss on disposal of assets	119	9	60
Write-off of net book value of assets	51	509	701
Loss on impairment of intangibles	—	2,837	—
Provision for doubtful accounts	600	—	—
Provision for inventory obsolescence	1,440	2,222	966
Changes in assets and liabilities:
Restricted cash and cash equivalents	(317)	5,738	7,489
Accounts receivable, notes receivable and due from related party	(8,324)	(9,142)	(3,996)
Inventories	(1,034)	(8,675)	(5,921)
Other assets and deposits	(306)	50	4,352
Accounts payable	2,701	(2,260)	(223)
Accrued slot liability	(4,078)	(2,793)	(1,426)
Other accrued expenses	253	541	3,434

Net cash provided by operating activities	7,426	756	11,900

Cash flows from investing activities:
Purchases of unrestricted investment securities	(2,111)	(81)	(84)
Proceeds from sale of unrestricted investment securities	—	552	—
Purchases of investment securities to fund liabilities to jackpot winners	(2,422)	(1,588)	(9,728)
Proceeds from sale of investment securities to fund liabilities to jackpot winners	7,158	1,276	629
Purchases of intangible assets	(100)	(59)	(67)
Proceeds from sale of assets held for sale	30	425	—
Purchases of property and equipment	(2,845)	(973)	(5,191)
Investment in software development	(750)	—	(2,348)
Proceeds from sale of property and equipment	231	240	—

Net cash used in investing activities	(809)	(208)	(16,789)

Cash flows from financing activities:
Borrowings from operating bank loan	—	204	—
Repayment of notes payable	(214)	(201)	(2,243)
Net proceeds from issuance of common stock	557	1,174	—

Net cash provided by (used in) financing activities	343	1,177	(2,243)

Net increase (decrease) in cash and cash equivalents	6,960	1,725	(7,132)
Cash and cash equivalents at beginning of year	6,866	5,141	12,273

Cash and cash equivalents at end of year	$13,826	$6,866	$5,141

See accompanying Notes to Consolidated Financial Statements

CASINO DATA SYSTEMS AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)  Description of Business and Summary of Significant Accounting Policies

  (a)
  Description of Business

    Casino Data Systems, a Nevada corporation, was incorporated in June 1990. Each of the following corporations are wholly owned subsidiaries of the Company: CDS Services Company, CDS Signs, Inc., TurboPower Software Company and CDS Gaming Company. The primary businesses of the Company are (i) the development, licensing and sale of casino management information systems; (ii) the design and manufacture of video interactive gaming machines and the operation of multi-site link progressive (MSP) systems; and (iii) the design and manufacture of casino meters, signs and graphics. The Company also creates software development tools for sale to outside software professionals. The Company provides these products through operation of four segments: OASIS systems, games, signs and TurboPower.

  (b)
  Consolidation Policy and Basis of Presentation

    The consolidated financial statements include the accounts of Casino Data Systems and its subsidiaries (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

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

    Revenue on the sale of signs, meters and graphics is generally recognized upon delivery. The sale of gaming machines is recognized upon delivery for a standard sale. When games are placed on a trial basis, revenue is recognized upon notice from the customer of their decision to purchase the games. In the gaming industry, it is traditionally required that game manufacturers allow casinos to try new games on the floor for a period of time before purchasing them. These games are considered to be games on trial and remain on the Company's books until the decision to purchase is made. Used games that return to the Company after unsuccessful trial periods are generally sold at discounted prices that exceed cost. Games revenue also consists of revenues relating to the operations of the multi-site linked progressive systems and a share of the coins wagered on machines at customer locations. Revenue is recognized based on the Company's share of the coins wagered.

    The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission, as of October 1, 2000. SAB No. 101 clarifies existing accounting principles related to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a significant impact on the Company's financial position and results of operations.

  (d)
  Cash and Cash Equivalents

    Cash equivalents consist of money market funds and short term debt securities with original maturities of less than 90 days. These investments are stated at cost, which approximates fair value. The Company maintains restricted amounts to ensure availability of funds to pay jackpot liabilities.

  (e)
  Investment Securities

    Investments consist principally of U.S. Government securities. The Company accounts for its short-term investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, the Company currently classifies its securities as held-to-maturity. Held-to-maturity securities are those investments in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, which approximates market value. Dividend and interest income are recognized in the period earned.

  (f)
  Fair Value of Financial Instruments

    SFAS No. 107 Disclosure About Fair Value of Financial Instruments requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2000 and 1999, the carrying value of all financial instruments (cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and customer deposits and long-term debt) approximates fair value due to the short term nature of the instruments or interest rates are comparable with current rates. See Note (3) for fair value regarding investment securities.

  (g)
  Inventories

    Inventories are recorded at the lower of cost or market. Cost is determined principally on the first-in first-out method. Inventories consist of computer components and other hardware used in OASIS systems, gaming machines, meters, signs, and graphics production.

  (h)
  Assets Held for Sale

    Assets held for sale are carried at the lower of net book or fair value less anticipated costs to sell. Depreciation is discontinued when assets are transferred to "held for sale" status. At December 31, 2000 and 1999, assets held for sale of $24,000 and $40,000, respectively, are included in "Other non-current assets" in the Consolidated Balance Sheets.

  (i)
  Property and Equipment

    Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings	40 years
Furniture, fixtures and equipment	3 to 10 years
Gaming devices	2 to 3 years
Service vehicles	5 to 7 years

    Leasehold improvements are amortized over the shorter of the lease term (including expected renewals) or the useful life of the assets.

    Normal repairs and maintenance are charged to expense when incurred. Betterments and expenditures which materially extend the useful life of the asset are capitalized.

  (j)
  Intangible Assets

    Intangible assets consist of costs associated with the establishment of trademarks and gaming licenses in various jurisdictions, all of which are capitalized and amortized using the straight-line method over a period of 5 to 15 years. Intangible assets are included in "Other non-current assets" in the Consolidated Balance Sheets.

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

    The Company capitalized $750,000 for software development for the year ended December 31, 2000. The Company capitalized no costs for software development in 1999. The Company capitalized $2,348,000 of software development costs for the year ended December 31, 1998. The Company recorded software amortization of $1,369,000, $1,442,000 and $498,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Research and development costs incurred to establish technological feasibility have been expensed when incurred.

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

  (n)
  Slot Liability

    In connection with the operation of its MSP Systems, the Company is liable for progressive jackpots, which are paid as an initial reset amount (the base component) followed by either an annuity (the progressive component) paid out over 19 or 20 years after the winning combination is hit or a lump- sum amount equal to the present value of the progressive component. Base jackpots are charged to cost of goods sold ratably with the level of play expected to precede payout based on a statistical analysis. The progressive component increases at a rate based on the number of coins played. The accrual of the liability and the associated charge to cost of goods sold as the amount of the jackpot increases results in recognition of liabilities and matching costs with revenues. The possibility exists that the winning combination may be hit before the Company has fully accrued the base component amount at which time any unaccrued portion would be expensed.

    In the fourth quarter of 1999, the Company recognized a benefit of $4,689,000 related to the termination of slot liabilities associated with its Cool Millions MSP links in Mississippi and Nevada. The Mississippi portion is $4,137,000 and represents an unawarded jackpot. Its related benefit was recognized upon notification from that state's gaming regulatory authority that the unawarded jackpot funds could be retained by the Company. The Nevada portion is $552,000 and represents a jackpot accrual related to a jackpot prize that will not be awarded. In the fourth quarter of 1999, management notified its customers of its plan to terminate the Nevada Cool Millions MSP link after the next jackpot prize is awarded. The $552,000 represents the jackpot accrual amount beyond that required to pay the current jackpot liability. The $4,689,000, partially offset by the write-off of related impaired intangible assets (see Note 7), is reported as "Other operating, net" in the Consolidated Statement of Income for the year ended December 31, 1999.

  (o)
  Other Operating, Net

    In the fourth quarter of 1999, the Company recognized a benefit of $4,689,000 related to the termination of slot liabilities associated with its Cool Millions MSP links in Mississippi and Nevada (see Note 1 (n)). Also in the fourth quarter of 1999, the Company wrote off the net book values of its technology release agreement (TRA) and Telnaes patent in the amounts of $927,000 and $1,910,000, respectively (see Note 7). The $4,689,000, partially offset by the write-off of related impaired intangible assets, is reported as "Other operating, net" in the Consolidated Statement of Income for the year ended December 31, 1999.

    In November 1998, the Company settled four shareholder lawsuits for $1,000,000, which is reflected in "Other operating, net" in the Consolidated Statement of Income for the year ended December 31, 1998.

  (p)
  Net Income Per Share

    Basic and diluted net income per share were computed in accordance with SFAS No. 128 Earnings Per Share.

  (q)
  Stock Option Plan

    Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (see Note 9).

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

  (t)
  Use of Estimates

    Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual amounts could differ from these estimates.

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

    The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission, as of October 1, 2000. SAB No. 101 clarifies existing accounting principles related to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a significant impact on the Company's financial position and results of operations.

(2)  Business Segments

    The items that management utilizes in measuring the profit or loss of each of the Company's segments are as follows:

	Property and Equipment, Net
	Year Ended December 31,
	2000	1999
	(Dollars in thousands)
OASIS Systems	$1,560	$1,837
Games	3,411	3,324
Signs	627	716
TurboPower	84	216
Corporate	11,344	11,669

Total	$17,026	$17,762

	Revenues
	Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
OASIS Systems	$39,060	$30,075	$23,147
Games	31,203	37,533	24,155
Signs	5,407	5,702	4,031
TurboPower	2,973	2,220	1,847

Total	$78,643	$75,530	$53,180

	Depreciation and Amortization
	Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
OASIS Systems	$894	$1,035	$873
Games	2,174	2,277	1,411
Signs	184	180	181
TurboPower	66	54	—
Corporate	673	627	522

Total	$3,991	$4,173	$2,987

    TurboPower assets were held for sale during 1998; therefore, there was no depreciation or amortization expense for that segment in 1998. In 1999, TurboPower assets were reclassified from assets held for sale to active status, since no suitable purchase offers were made and the financial position of TurboPower improved. Corporate depreciation and amortization is related to assets utilized in the corporate administration of the consolidated Company as a whole.

	Income (Loss) from Operations
	Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
OASIS Systems	$17,563	$12,593	$5,122
Games	(2,903)	(6,107)	(6,547)
Signs	(1,235)	(116)	523
TurboPower	323	619	148

Total	$13,748	$6,989	$(754)

    Corporate expenses have been allocated to each segment based on management's estimate of each segment's utilization of corporate resources.

(3)  Investment Securities

    The amortized cost, gross unrealized holding losses, and fair value for held-to-maturity securities by major security type and class of security at December 31, 2000 and 1999 are as follows:

	December 31, 2000
	Amortized Costs	Unrealized Gain/(Loss)	Fair Value
	(Dollars in thousands)
Securities to be held to maturity:
U.S. Government securities	$11,090	$(33)	$11,057

	December 31, 1999
	Amortized Costs	Unrealized Gain/(Loss)	Fair Value
	(Dollars in thousands)
Securities to be held to maturity:
U.S. Government securities	$15,826	$(1,437)	$14,389

    The approximate fair values of held-to-maturity securities at December 31, 2000 by contractual maturity, are as follows:

December 31, 2000
(Dollars in thousands)
Due in less than one year	$1,053
Due in one to five years	4,255
Due in six to ten years	3,222
Due in eleven to fifteen years	2,236
Due in sixteen to twenty years	291

$11,057

(4)  Notes Receivable

    The Company has granted customers extended payment terms under contracts of sale evidenced by notes. These notes are generally for terms of one to two years, with interest recognized at prevailing rates, and are secured by the related equipment sold.

(5) Inventories

    Inventories consist of the following:

	December 31,
	2000	1999
	(Dollars in thousands)

Raw materials	$17,916	$15,710
Work in process	1,492	292
Finished goods	8,996	11,368

	28,404	27,370
Less reserve for obsolescence	(3,210)	(1,770)

	$25,194	$25,600

    Finished goods inventory includes gaming machines on trial at various casino sites of $1,207,000 and $1,826,000 at December 31, 2000 and December 31, 1999, respectively.

(6) Property and Equipment

    Property and equipment consists of the following:

	December 31,
	2000	1999
	(Dollars in thousands)

Furniture, fixtures and equipment	$9,696	$9,082
Gaming devices	5,741	4,110
Service vehicles	653	572
Leasehold improvements	669	744
Buildings	9,281	9,162
Land	1,609	1,609

	27,649	25,279
Less accumulated depreciation and amortization	(10,623)	(7,517)

	$17,026	$17,762

(7) Intangible Assets

    Intangible assets were $108,000 and $122,000 at December 31, 2000 and 1999, respectively, net of accumulated amortization of $23,000 and $1,001,000, respectively. These net amounts are included in "Other non-current assets" in the Consolidated Balance Sheets at December 31, 2000 and 1999, respectively.

    In the fourth quarter of 1999, the Company wrote off the net book values of its technology release agreement (TRA) and Telnaes patent in the amount of $927,000. The TRA was related to the Company's Nevada MSP links and the Telnaes patent utilized in certain gaming devices that operate mechanical reel spinning formats. Performance of those products significantly declined throughout that quarter and management adopted a plan to terminate the related products upon the next jackpot hit.

    The effects of these write-offs are included in "Other operating, net" in the Consolidated Statement of Income for the year ended December 31, 1999 (See Note 1(o)).

(8) Long-Term Debt

    At December 31, 2000 the Company had no long-term debt outstanding, and $214,000 classified as current portion of long-term debt at December 31, 1999.

    Long-term debt at December 31, 1999 includes a $10,000 note payable, with an interest rate of 11.12%, secured by personal property. There was no outstanding balance for this note at December 31, 2000.

    In November 1999, the Company entered into a loan agreement with a financial institution, whereby up to $6,975,000 can be borrowed on a draw-down basis. This agreement expires in June 2001, is secured by personal property, and has a variable interest rate equal to the lender's prime rate plus 1%. There were no borrowings under this agreement at December 31, 2000 and at December 31, 1999, the Company had borrowed $204,000 under this facility.

(9) Shareholders' Equity

  (a)
  Employee Stock Purchase Plan

    On March 16, 1998, the Board of Directors of the Company adopted the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan"), which was approved by the Company's stockholders in July 1998. Under the terms of the 1998 Purchase Plan, employees may acquire shares of the Company's stock at a 15 percent discount from their fair market value. In addition, the 1998 Purchase Plan provides a mechanism whereby employees may pay for their share purchases with periodic deductions from their payroll. The 1998 Purchase Plan authorizes the issuance of up to 500,000 shares of common stock to eligible participants. In 2000 and 1999, 43,413 and 66,414 shares of the Company's common stock were purchased under this plan, respectively.

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

    The following table provides additional information regarding stock options:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 1998	1,362,490	$4.75
Granted	1,167,520	2.50
Exercised	—	—
Canceled	(954,375)	5.28
Outstanding at December 31, 1998	1,575,635	3.37
Granted	275,262	3.76
Exercised	(127,322)	3.70
Canceled	(704,711)	3.54
Outstanding at December 31, 1999	1,018,864	3.32
Granted	1,026,938	4.51
Exercised	(117,545)	3.08
Canceled	(204,750)	2.84
Outstanding at December 31, 2000	1,723,507	$4.09
Exercisable at December 31, 2000	511,842	$4.00

    The per share weighted average fair value of stock options granted during 2000, 1999, and 1998 was $1.08, $1.58 and $1.31, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998: expected dividend yield of 0% for all three years; risk free interest rate of 5.25% for all three years, volatility of 50%, and expected lives varying from one month to three years. The following table summarizes information about stock options outstanding at December 31, 2000.

Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.41—1.81	236,051	7.6 years	$1.81	113,536	$1.81
1.82—3.00	222,443	4.0 years	2.85	129,227	2.86
3.01—4.88	969,776	8.7 years	4.22	149,557	3.77
4.89—6.75	221,450	7.3 years	5.20	82,810	5.17
6.76—16.00	73,787	5.9 years	10.10	36,712	13.03
$1.41—16.00	1,723,507	7.6 years	$4.09	511,842	$4.00

    The Company applies APB Opinion No. 25 in accounting for its Plan and no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

	Income from Operations Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands, except per share data)
Net income:
As reported	$10,133	$15,212	$2,513
Pro forma	$8,579	$13,653	$1,836
Basic net income per common share:
As reported	$0.55	$0.83	$0.14
Pro forma	$0.46	$0.75	$0.10
Diluted net income per common share:
As reported	$0.53	$0.82	$0.14
Pro forma	$0.45	$0.73	$0.10
(e)
Net Income Per Common Share

  The following is an analysis of the components of the shares used to compute net income per common share:

	December 31,
	2000	1999	1998
	(Amounts in thousands, except per share data)
Numerator for basic and diluted earnings per share—income available to common stockholders	$10,133	$15,212	$2,513

Denominator:
Denominator for basic earnings per share—weighted average shares	18,479	18,234	18,066
Effect of dilutive securities—stock options	477	394	39

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	18,956	18,628	18,105

Basic earnings per share	$0.55	$0.83	$0.14
Diluted earnings per share	$0.53	$0.82	$0.14

(10)  Income Taxes

    Income tax (benefit) expense attributable to income from continuing operations consists of:

	Current	Deferred	Total
	(Dollars in thousands)
Year ended December 31, 2000:
U.S. Federal	$3,073	$1,552	$4,625
State	207	(14)	193

	$3,280	$1,538	$4,818

Year ended December 31, 1999:
U.S. Federal	$2,042	$(9,043)	$(7,001)
State	178	(378)	(200)

	$2,220	$(9,421)	$(7,201)

Year ended December 31, 1998:
U.S. Federal	$(1,211)	$(516)	$(1,727)
State	80	—	80

	$(1,131)	$(516)	$(1,647)

    The effective income tax rate differs from the U.S. federal statutory rate of 35% for the years ended December 31, 2000, 1999 and 1998, respectively, as follows:

	2000	1999	1998
	(Dollars in thousands)
Computed "expected" income tax expense	$5,233	$2,804	$294
Tax exempt interest income	(128)	—	(28)
State taxes, net of federal income tax expense (benefit)	126	(130)	53
Tax credits	(1,058)	(275)	(1,604)
Tax rate difference	(82)	(11)	(307)
Change in valuation allowance	—	(10,006)	—
Other, net	727	417	(55)

	$4,818	$(7,201)	$(1,647)

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

	2000	Change in Deferred Taxes	1999
	(Dollars in thousands)
Deferred tax assets:
Accrued jackpot liability	$5,158	$(1,479)	$6,637
Accrued expenses	314	(326)	640
Allowance for doubtful accounts	572	469	103
Intangible assets	594	(4,268)	4,862
Inventory	1,188	541	647
Tax credits	2,800	92	2,708

Net deferred tax assets	10,626	(4,971)	15,597

Deferred tax liabilities:
Depreciation of property and equipment	554	(3,458)	4,012
Deferred rent and prepaid expenses	173	25	148

Total gross deferred tax liabilities	727	(3,433)	4,160

Net deferred tax asset	$9,899	$(1,538)	$11,437

    In 1997, a valuation allowance was established to offset the Company's net deferred tax assets. In 1999, in accordance with SFAS 109, management believed it was more likely than not that the net deferred tax assets would be realized based upon the Company estimates of future taxable income. As a result, a tax benefit of $9,600,000 related to the elimination of a valuation allowance was recognized in the fourth quarter of 1999. Deferred tax assets are composed, for the most part, of alternative minimum tax and general business credits. At December 31, 2000, the Company has alternative minimum tax and general business tax credit carryforwards of $989,000 and $1,811,000, respectively, that may be carried forward indefinitely as a credit against regular tax.

(11)  Operating Leases

    The Company has non-cancelable operating leases, primarily for office and warehouse space, that expire over the next five years. Rent expense under operating leases was $667,000, $609,000 and $836,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Future minimum lease payments under non-cancelable building operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are as follow:

Payments
(Dollars in thousands)
Year ending December 31:
2001	$967
2002	926
2003	640
2004	596
Thereafter	534

Total minimum lease payments	$3,663

(12)  Employee Benefit Plan

    Effective January 1, 1996, the Company adopted a qualified 401(k) Plan (the "Plan"). Eligible employees of the Company who have satisfied the Plan's eligibility requirements may participate in the Plan. Eligible employees may elect to contribute up to 15% of their compensation up to a maximum $10,500 in 2000. The Company may elect to make contributions to the Plan. The Company did not elect to make a contribution to the Plan during 2000, 1999 or 1998.

(13)  Related Party Transactions

    Pursuant to an agreement effective June 1, 2000, the Company is paying Michael D. Rumbolz, a director of the Company, $8,333 per month for consulting services.

(14)  Commitments and Contingencies

    The previously disclosed litigation, filed by Acres Gaming Corporation ("Acres") against the Company on May 19, 1998, and a second related action filed by Acres against the Company on November 17, 1998, have been settled, with the Company receiving a cash payment from Acres and certain covenants not to sue from Acres.

    On October 20, 1999, International Game Technology ("IGT") filed but did not serve, a complaint against the Company and three other slot machine manufacturers alleging that CDS and others infringed a patent owned by IGT through the Company's use of gaming devices containing touch screens with redundant play buttons that control game outcome features. The Company believes that substantial prior art exists that renders the IGT patent invalid. On February 25, 2000, IGT dismissed the lawsuit against the Company, retaining its right to refile the lawsuit in the future. Management does not expect the outcome of this matter to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

    On January 23, 2001, Dwayne Alberts, allegedly a shareholder of the Company, filed a purported class action complaint against and the Company and the Company's Board of Directors in the District Court of Clark County in the State of Nevada, Case No. A429714 IX, alleging a claim of breach of fiduciary duty arising out of the announced transaction between the Company and Aristocrat Leisure Limited. In the action, Mr. Alberts has alleged, generally, that the Board of Directors "breached its fiduciary duties by taking actions designed to deter higher offers from other potential acquirors so as to ensure Casino Data insiders receive personal benefits at the expense of Casino Data shareholders," "timed the announcement of the merger to place an artificial cap on the price for Casino Data's stock to enable [Aristocrat] to acquire the stock at the lowest possible price" and "timed the announcement [of the merger agreement] to come within days before they would disclose Casino Data's fourth quarter results." Mr. Alberts is seeking class certification, declatory relief, injunctive relief preventing the consummation of the merger and directing the defendants to exercise their fiduciary duties in the manner described by plaintiffs, attorney fees and costs, and such other and further relief as the court deems just and proper. The Company and the Board of Directors deny all of Mr. Alberts' charging allegations. It is the position of the Board of Directors that they did not breach any fiduciary duties and that they took reasonable steps under the circumstances to maximize the value for the stockholders of the Company, evaluated and allowed for the possibility of entering into a merger or similar agreement with companies other than Aristocrat, solicited bids from at least two other companies, took reasonable steps to allow other potential bids to be made, and that they have in fact obtained the maximum value for the Company's shareholders under the circumstances. The Company and the Board of Directors filed an answer to the complaint on March 8, 2001 and intend to vigorously defend themselves against the allegations.

    The Company and its subsidiaries are also involved from time to time in other various claims and legal actions arising in the ordinary course of business including, but not limited to, administrative claims and legal actions brought in state and federal courts by patrons of the Company's MSP games, wherein the patron may allege the winning of jackpot awards or some multiple thereof. Because of the size of the jackpots that a patron may play for, related patron disputes often involve sizable claims. The loss of a sizable patron dispute claim could have a material adverse effect on the Company. For example, the Company is currently litigating one patron dispute that it has won on every level of review, however the patron has continued to appeal the decision. The dispute has been appealed by the patron to the Supreme Court of the State of Nevada and the patron alleges a claim for over $8 million dollars. If the patron were to win, the Company would be liable to pay $1 million dollars immediately (plus interest) with the remainder to be paid in installments over twenty years in an annuity. However, management believes that the likelihood of success by the party making such claims is remote and that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(15)  Supplemental Financial Information

Cash Flow Information

    Payments for interest expense for the years ended December 31, 2000, 1999 and 1998 were approximately $4,000, $50,000 and $183,000, respectively.

    Payments for income taxes for the year ended December 31, 2000 and 1999 were approximately $3,383,000 and $770,000, respectively. There were no payments for income taxes for the year ended December 31, 1998.

(16)  Subsequent Event

    On January 17, 2001, the Company entered into a definitive agreement with Aristocrat Leisure Limited, an Australian company ("Aristocrat"), under which Aristocrat would acquire CDS in a cash-for-stock merger transaction.

    Under the agreement an indirect wholly owned subsidiary of Aristocrat will merger with and into CDS, with the result that CDS would become a wholly owned indirect subsidiary of Aristocrat. In the merger, each holder of the Company's capital stock will have the right to receive $9.25 per share in cash. In addition, Steven A. Weiss, Chairman and Chief Executive Officer of the Company, and Michael D. Rumbolz, Vice Chairman of the Company, have entered into agreements under which they have agreed to vote certain of their shares in favor of the merger.

    Closing of the merger is subject to a number of customary conditions, including the approval of the merger by the shareholders of the Company and receipt of all necessary regulatory approvals. The merger is anticipated to close in the second half of 2001.

Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th	Total
	(Dollars in thousands, except per share data)
Year Ended December 31, 2000
Total revenues	$16,796	$20,206	$20,550	$21,091	$78,643
Income from operations	2,234	4,422	4,331	2,761	13,748
Net income	1,596	3,145	3,070	2,322	10,133
Basic net income per common share (1)	0.09	0.17	0.17	0.12	0.55
Diluted net income per common share (1)	0.09	0.17	0.16	0.12	0.53
Year Ended December 31, 1999
Total revenues	$15,737	$22,768	$20,012	$17,013	$75,530
Income from operations	183	2,375	2,551	1,880	6,989
Net income	192	1,950	1,809	11,261	15,212
Basic net income per common share (1)	0.01	0.11	0.10	0.61	0.83
Diluted net income per common share (1)	0.01	0.11	0.10	0.60	0.82
Year Ended December 31, 1998
Total revenues	$12,697	$11,687	$15,039	$13,757	$53,180
Income (loss) from operations	109	121	(340)	(644)	(754)
Net income	320	364	48	1,781	2,513
Basic net income per common share (1)	0.02	0.02	0.00	0.10	0.14
Diluted net income per common share (1)	0.02	0.02	0.00	0.10	0.14

(1)
The sum of basic and diluted net income per common share for the four quarters may differ from the annual net income per common share due to the required method of computing weighted average number of shares in the respective periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Effective November 23, 1999 the Company dismissed KPMG LLP ("KPMG"). The decision to change accountants was approved by the Audit Committee and the Board of Directors of the Company.

    The report of KPMG on the Company's consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1998, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

    During the two most recent fiscal years and the interim periods subsequent to December 31, 1998 through November 23, 1999, there were no disputes between the Company and KPMG as to matters of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its report on the financial statements for such period. KPMG has furnished the Company with a letter addressed to the Commission stating that it agrees with the above statements. A copy of this letter was included as an exhibit to the Report on Form 8-K.

    The Company has engaged the firm of Deloitte & Touche LLP as independent accountants for the Company's fiscal year ending December 31, 1999 to replace KPMG. The Company's Board of Directors approved the selection of Deloitte & Touche LLP as independent accountants upon recommendation of the Company's Audit Committee.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the Company's year ended December 31, 2000 and forwarded to stockholders prior to the Company's 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement"), is incorporated herein by reference.

Item 11. Executive Compensation

    The information in the 2001 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information in the 2001 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof" to, but not including, the caption "Election of Directors" is incorporated herein by reference. See also Item 1, "Business—Subsequent Event."

Item 13. Certain Relationships and Related Transactions

    The information in the 2001 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)(1)  These documents are listed in the Index to Consolidated Financial Statements and Supplementary Data in Item 8 of this report

(a)(2)  Schedules

       See Schedule attached.

(a)(3)  EXHIBITS

Exhibit		Description
2.1		Agreement and Plan of Merger dated as of January 17, 2001, among Aristocrat Leisure Ltd., Cedar Aquisition Corp. and Casino Data Systems (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K as filed on January 18, 2001).
3.1		Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 (File No. 33-59148LA)).
3.2		By-laws (incorporated herein by reference to Exhibit 3.2 of the Company's Registrations Statement on Form SB-2 (File No. 33-59148LA)).
3.2	(a)	Amendment to Bylaws dated June 18, 1999 (incorporated herein by reference to Exhibit 3.2(b) of the Company's Form 10-Q as filed on June 30, 1999).
10.1		1993 Employee Stock Option and Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form SB-2 (File No. 33-59148LA)).†
10.2		1994 Non-Employee Director Option Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement as filed on June 13, 1995).†
10.3		Cross-License and Development Agreement dated as of February 5, 1996.*
10.4		Mr. Steven A. Weiss is employed by the Company pursuant to an oral agreement which provides for a minimum base salary of $350,000 per year and a base annual bonus of 50 percent of his base salary as a percentage of the base annual bonus amount equal to the percentage of the annual EBITDA target as established by the board of directors achieved by CDS, if the annual EBITDA equals or exceeds 90% of the EBITDA target. No bonus is paid if the Company fails to achieve at least 90% of the EBITDA target. Mr. Weiss' agreement does not provide for provisions relating to severance or non-competition and non-disclosure of confidential information.†
10.5		Consulting agreement dated as of June 1, 2000 between Michael D. Rumbolz and Casino Data Systems.†
10.6		Employment agreement dated as of November 17, 2000 between Ronald M. Rowan and Casino Data Systems.†
21		Subsidiaries of the Registrant.
23.1		Consent of KPMG LLP.
23.2		Consent of Deloitte & Touche LLP.

*
Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-1114)
†
Executive Compensatory Plan or Arrangement

FORM 10-K

CASINO DATA SYSTEMS AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2000, 1999 and 1998

	Balance at Beginning of the Year	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of the Year
Year ended December 31, 2000:
Allowance for doubtful accounts	$1,886,000	$600,000	$—	$138,000	$2,348,000
Allowance for obsolescence	$1,770,000	$1,440,000	$—	$—	$3,210,000
Year ended December 31, 1999:
Allowance for doubtful accounts	$3,516,000	$—	$—	$1,630,000	$1,886,000
Allowance for obsolescence	$1,437,000	$2,222,000	$—	$1,889,000	$1,770,000
Year ended December 31, 1998:
Allowance for doubtful accounts	$5,390,000	$—	$—	$1,874,000	$3,516,000
Allowance for obsolescence	$1,125,000	$966,000	$—	$654,000	$1,437,000

See accompanying independent auditors' consent and report on schedule

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Casino Data Systems has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

CASINO DATA SYSTEMS
(Registrant)
By:	/s/ STEVEN A. WEISS Steven A. Weiss Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN A. WEISS Steven A. Weiss	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2001
/s/ RONALD M. ROWAN Ronald M. Rowan	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 30, 2001
/s/ MICHAEL RUMBOLZ Michael Rumbolz	Vice Chairman of the Board	March 30, 2001
/s/ PHIL E. BRYAN Phil E. Bryan	Director	March 30, 2001
/s/ HOWARD W. YENKE Howard W. Yenke	Director	March 30, 2001
/s/ THOMAS E. GARDNER Thomas E. Gardner	Director	March 30, 2001
/s/ JOHN F. HARVEY John F. Harvey	Director	March 30, 2001

QuickLinks

TABLE OF CONTENTS
PART I
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
BUSINESS SEGMENTS
PART II
PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY
INDEX TO FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
CASINO DATA SYSTEMS AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2000 and 1999 (Dollars and share data in thousands)
CASINO DATA SYSTEMS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 2000, 1999 and 1998 (Amounts in thousands except per share data)
CASINO DATA SYSTEMS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended December 31, 2000, 1999 and 1998 (Amounts in thousands)
CASINO DATA SYSTEMS AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2000, 1999 and 1998 (Dollars in thousands)
CASINO DATA SYSTEMS AND SUBSIDIARIES Notes to Consolidated Financial Statements
PART III
PART IV
FORM 10-K CASINO DATA SYSTEMS AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2000, 1999 and 1998
SIGNATURES