Form 10-Q
period 2001-03-31
CASINO DATA SYSTEMS
filed 2001-05-15
CIK 898756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 2001

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

0-21426
(Commission File Number)

CASINO DATA SYSTEMS
(Exact Name of Registrant as Specified in its Charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)

88-0261839
(I.R.S. Employer Identification Number)

3300 Birtcher Drive, Las Vegas, Nevada 89118
(Address of Principal Executive Offices)

(702) 269-5000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes             ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  18,592,469 shares of common stock outstanding as of May 9, 2001.

CASINO DATA SYSTEMS
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets March 31, 2001 and December 31, 2000

Unaudited Condensed Consolidated Statements of Income For the three months ended March 31, 2001 and 2000

Unaudited Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2001 and 2000

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I.                                                     FINANCIAL INFORMATION

Item 1.              Financial Statements

CASINO DATA SYSTEMS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2001	December 31, 2000
ASSETS
Current Assets
Cash and cash equivalents	$10,379	$13,826
Restricted cash and cash equivalents	3,527	2,706
Investment securities	3,400	3,383
Restricted investment securities	1,089	1,001
Accounts receivable, net of allowance for doubtful accounts of $1,885 and $2,348, respectively	31,511	31,003
Current portion of notes receivable	3,246	2,334
Inventories, net	29,333	25,194
Prepaid expenses and other current assets	2,563	2,577
Total current assets	85,048	82,024
Property and equipment, net of accumulated depreciation of $11,493 and $10,623, respectively	16,717	17,026
Restricted investment securities	10,089	10,089
Deferred tax assets	7,891	7,891
Software development costs, net of accumulated amortization of $3,520 and $3,115, respectively	1,338	1,743
Other assets, net	1,501	1,466
Total non-current assets	37,536	38,215
Total assets	$122,584	$120,239

	March 31, 2001	December 31, 2000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,651	$4,128
Accrued slot liability	1,799	1,576
Accrued compensation	1,206	2,232
Income tax payable	3,671	3,082
Other accrued expenses	4,056	3,506
Total current liabilities	15,383	14,524
Non-current Liabilities
Accrued slot liability	12,659	12,499
Other	20	—
Total non-current liabilities	12,679	12,499
Total liabilities	28,062	27,023
Shareholders’ Equity
Common stock, no par value. Authorized 100,000 shares; issued and outstanding 18,573 and 18,562 at March 31, 2001 and December 31, 2000, respectively	85,595	85,521
Retained earnings	8,927	7,695
Total shareholders’ equity	94,522	93,216
Total liabilities and shareholders’ equity	$122,584	$120,239

See accompanying Notes to Condensed Consolidated Financial Statements

CASINO DATA SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Revenue
OASISTM Systems	$8,823	$8,035
Games	11,285	6,985
Signs	1,580	998
TurboPower	680	778
Total revenue	22,368	16,796

Cost of goods sold	10,627	7,021

Gross margin	11,741	9,775
Operating expenses
Selling, general and administrative	6,084	4,826
Research and development	2,860	1,757
Depreciation and amortization	1,156	958
Total operating expenses	10,100	7,541
Income from operations	1,641	2,234
Other income (expense)
Interest and other income, net	197	225
Interest expense	(5)	(3)
Total other income, net	192	222

Income before income taxes	1,833	2,456
Income tax expense	601	860

Net income	$1,232	$1,596

Basic net income per share	$0.07	$0.09
Diluted net income per share	$0.06	$0.09

Basic weighted average shares outstanding	18,566	18,416
Diluted weighted average shares outstanding	19,502	18,738

See accompanying Notes to Condensed Consolidated Financial Statements

CASINO DATA SYSTEMS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2001	2000
Cash Flows From Operating Activities:
Net income	$1,232	$1,596
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	1,156	958
Depreciation and amortization included in COGS	207	185
Loss (gain) on disposal of assets	2	(6)
Write-off of accounts receivable	(464)	(113)
Provision for inventory obsolescence	40	360
Changes in assets and liabilities:
Restricted cash and cash equivalents	(821)	(99)
Accounts and notes receivable	(968)	2,953
Inventories	(4,179)	1,192
Other assets	(12)	553
Accounts payable	523	218
Accrued expenses and slot liability	516	491
Net cash (used in) provided by operating activities	(2,768)	8,288
Cash Flows From Investing Activities:
Purchases of unrestricted investment securities	(17)	(1,514)
Purchases of investment securities to fund liabilities to jackpot winners	(174)	(207)
Proceeds from sale of investment securities to fund liabilities to jackpot winners	85	146
Purchase of property and equipment	(698)	(206)
Transfer of assets to inventory	—	358
Proceeds from sale of property and equipment	50	20
Net cash used in investing activities	(754)	(1,403)

Cash Flows From Financing Activities:
Repayment of notes payable	—	(213)
Proceeds from the issuance of stock	75	58
Net cash provided by financing activities	75	(155)

Net (decrease) increase in cash and cash equivalents	(3,447)	6,730
Cash and cash equivalents at beginning of period	13,826	6,866

Cash and cash equivalents at end of period	$10,379	$13,596

See accompanying Notes to Condensed Consolidated Financial Statements

CASINO DATA SYSTEMS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)         Description of Business and Summary of Significant Accounting Policies

Casino Data Systems, a Nevada corporation, was incorporated in June 1990.  Each of the following corporations are wholly owned subsidiaries of Casino Data Systems: CDS Services Company; CDS Graphics and Imaging Company; CDS Signs, Inc.; TurboPower Software Company, and CDS Gaming Company (collectively the “Company”).  The Company’s operations consist principally of: (i) the development, licensing and sale of casino management information systems (the OASIS™ System); (ii) the design, manufacture and licensing of video interactive gaming machines and operation of multi–site link progressive (MSP) systems, and (iii) the design and manufacture of casino meters, signs and graphics.  The Company also creates software development tools for sale to outside software professionals and for use by the Company’s own software engineers.  The Company provides these products through operation of four segments:  OASIS systems, games, signs and software development tools (TurboPower).

Principles of Consolidation

The consolidated financial statements include the accounts of Casino Data Systems and all of the subsidiaries mentioned above.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation.

Basis of Presentation

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report as filed on Form 10-K for the year ended December 31, 2000.

The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented.  The results of operations for any interim period are not necessarily indicative of the results of operations that will be achieved for an entire year.

Recently Issued Accounting Standards

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, issued by the Financial Accounting Standards Board, as of January 1, 2001.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure instruments at fair value.  The adoption of SFAS No. 133 did not have a material effect on the Company’s financial position and results of operations.

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

(2)         Business Segments

Following is the disclosure of the items that management utilizes in measuring the profit or loss of each of the Company’s segments.

	Revenues
	Three Months Ended March 31,
	2001	2000
	(In thousands)

OASIS Systems	$8,823	$8,035
Games	11,285	6,985
Signs	1,580	998
TurboPower	680	778
Total	$22,368	$16,796

	Income (Loss) from Operations
	Three Months Ended March 31,
	2001	2000
	(In thousands)

OASIS Systems	$3,599	$3,231
Games	(1,393)	(867)
Signs	(316)	(325)
TurboPower	(249)	195
Total	$1,641	$2,234

Corporate expenses have been allocated to each segment based on an estimate of each segment’s utilization of corporate resources.

(3)         Inventories

Inventories consist of the following:

	March 31, 2001	December 31, 2000
	(In thousands)

Raw materials	$18,414	$17,916
Work in process	2,302	1,492
Finished goods	11,867	8,996
	32,583	28,404
Less reserve for obsolescence	(3,250)	(3,210)
	$29,333	$25,194

(4)         Net Income Per Share

The following is an analysis of the components of the shares used to compute net income per common share.

	Revenues
	Three Months Ended March 31,
	2001	2000
	(In thousands, except per share information)

Numerator for earnings per share
Net income	$1,232	$1,596

Denominator for earnings per share
Weighted average shares outstanding - basic Effect of dilutive securities	18,566	18,416
Stock options	936	322
Weighted average shares outstanding - diluted	19,502	18,738

Basic earnings per share	$0.07	$0.09
Diluted earnings per share	$0.06	$0.09

(5)         Commitments and Contingencies

On October 20, 1999, International Game Technology (“IGT”) filed but did not serve, a complaint against the Company and three other slot machine manufacturers alleging that CDS and others infringed a patent owned by IGT through the Company’s use of gaming devices containing touch screens with redundant play buttons that control game outcome features.  The Company believes that substantial prior art exists that renders the IGT patent invalid.  On February 25, 2000, IGT dismissed the lawsuit against the Company, retaining its right to refile the lawsuit in the future.  Management does not expect the outcome of this matter to have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

On January 23, 2001, Dwayne Alberts, allegedly a shareholder of the Company, filed a purported class action complaint against the Company and the Company’s Board of Directors in the District Court of Clark County in the State of Nevada, Case No. A429714IX, alleging a claim of breach of fiduciary duty arising out of the announced transaction between the Company and Aristocrat Leisure Limited.  In the action, Mr. Alberts has alleged, generally, that the Board of Directors “breached its fiduciary duties by taking actions designed to deter higher offers from other potential acquirors so as to ensure Casino Data insiders receive personal benefits at the expense of Casino Data shareholders”, “timed the announcement of the merger to place an artificial cap on the price for Casino Data’s stock to enable [Aristocrat] to acquire the stock at the lowest possible price” and “timed the announcement [of the merger agreement] to come within days before they would disclose Casino Data’s fourth quarter results.”  Mr. Alberts is seeking class certification, declaratory relief, injunctive relief preventing the consummation of the merger and directing the defendants to exercise their fiduciary duties in the manner described by plaintiffs, attorney fees and costs, and such other and further relief as the court deems just and proper.  The Company and the Board of Directors deny all of Mr. Alberts’ charging allegations.  It is the position of the Board of Directors that they did not breach any fiduciary duties and that they took reasonable steps under the circumstances to maximize the value for the stockholders of the Company, evaluated and allowed for the possibility of entering into a merger or similar agreement with companies other than Aristocrat, solicited bids from at least two other companies, took reasonable steps to allow other potential bids to be made, and that they have in fact obtained the maximum value for the Company’s shareholders under the circumstances.  The Company and the Board of Directors filed an answer to the complaint on March 8, 2001 and intend to vigorously defend themselves against the allegations.

The Company and its subsidiaries are also involved from time to time in other various claims and legal actions arising in the ordinary course of business including, but not limited to, administrative claims and legal actions brought in state and federal courts by patrons of the Company’s MSP games, wherein the patron may allege the winning of jackpot awards or some multiple thereof.  Because of the size of the jackpots that a patron may play for, related patron disputes often involve sizable claims. The loss of a sizable patron dispute claim could have a material adverse effect on the Company.  For example, the Company is currently litigating a patron dispute that it has won on every level of review, however the patron has continued to appeal the decisions.  One dispute has been appealed by the patron to the Supreme Court of the State of Nevada, and the patron alleges a claim for over $8 million dollars.  If the patron were to win, the Company would be liable to pay $1 million immediately (plus interest) with the remainder to be paid in installments over twenty years in an annuity.  However, management believes that the likelihood of success by those making such claims is remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.  The Company has prevailed at the State Supreme Court level in a previously reported patron dispute in Mississippi.

(6)         Other Events

On January 17, 2001, the Company entered into a definitive agreement with Aristocrat Leisure Limited, an Australian company (“Aristocrat”), under which Aristocrat would acquire CDS in a cash-for-stock merger transaction.

Under the agreement an indirect wholly owned subsidiary of Aristocrat will merge with and into CDS, with the result that CDS would become a wholly owned indirect subsidiary of Aristocrat.  In the merger, each holder of the Company’s capital stock will have the right to receive $9.25 per share in cash.  In addition, Steven A. Weiss, Chairman and Chief Executive Officer of the Company, and Michael D. Rumbolz, Vice Chairman of the Company, have entered into agreements under which they have agreed to vote certain of their shares in favor of the merger.

Closing of the merger is subject to a number of customary conditions, including the approval of the merger by the shareholders of the Company and receipt of all necessary regulatory approvals.  The merger is anticipated to close in the second half of 2001.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this document and the Consolidated Financial Statements and Notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K.

Three Months Ended March 31, 2001 Compared with the Three Months Ended March 31, 2000

Overview

Income from operations was $1,641,000 for the three months ended March 31, 2001 compared with $2,234,000 for the three months ended March 31, 2000, a decrease of $593,000 or 27%.  Net income decreased from $1,596,000 for the three months ended March 31, 2000 to $1,232,000 for the same period in 2001.

Total revenue for the three months ended March 31, 2001 was $22,368,000 compared with $16,796,000 for the same period in 2000, an increase of $5,572,000 or 33%.  This increase is primarily due to higher sales from the games segment.

OASIS systems revenue was $8,823,000 and $8,035,000 for the three months ended March 31, 2001 and 2000, respectively, an increase of $788,000.  Sales of the Company’s Windows (Windows is a registered trademark of Microsoft Corporation) based OASIS product continue to be strong.  Operating income from this segment increased $368,000 from $3,231,000 to $3,599,000 for the three months ended March 31, 2001 and 2000, respectively.  This increase is primarily the result of a higher sales, partly offset by a slightly lower gross margin and higher research and development costs.

Revenue from games increased $4,300,000 from $6,985,000 for the three month period ended March 31, 2000 to $11,285,000 for the same fiscal 2001 period. This increase in revenue is primarily attributable to strong sales in the first quarter of 2001 of the Deluxe Stepper product line, offset in part by reduced numbers of Cool MillionsTM and XtremeTM operating units in service due to the maturation of these products.  The MSP unit operating base in 2001 includes the Jackpot BingoTM product, which was launched in Nevada in the third quarter of 2000 and partly offsets the decline of Cool Millions and Xtreme operating units.  The operating loss of $1,393,000 for the three months ended March 31, 2001 was $526,000 higher than the operating loss of $867,000 for the same prior year period.  This increase was primarily due to an increase in engineering headcount for games research and development combined with higher communication costs and depreciation expense related to Jackpot Bingo.

Signs revenue increased $582,000, or 58%, from $998,000 for the three months ended March 31, 2000 to $1,580,000 for the same period in 2001.  This increase is primarily due to increased sales of game related signage, primarily in the California market.  The operating loss from signs of $316,000 for the three months ended March 31, 2001 was consistent with prior year’s first quarter loss of $325,000.

Revenue of $680,000 from TurboPower Software was $98,000, or 13%, lower for the three months ended March 31, 2001 compared with the same prior year period.  The $249,000 operating loss for the three months ended March 31, 2001 was $444,000 lower than the $195,000 in operating income for the same prior year period, primarily due to increased operating expenses, including headcount increases, combined with the decrease in revenue.

Gross Margin

The gross margin percentage was 52% for the three months ended March 31, 2001 compared with 58% for the same period in 2000.  This decrease is primarily attributable to a sales mix favoring the lower-margin games line of business.

Operating Expenses

Operating expenses were $10,100,000 and $7,541,000 for the three months ended March 31, 2001 and 2000, respectively, an increase of $2,559,000 or 34%.  Operating expenses as a percentage of revenue remained consistent at 45% for the three months ended March 31, 2001 and 2000.

Selling, general and administrative expenses increased from $4,826,000 for the three months ended March 31, 2000, to $6,084,000 for the same period in 2001, an increase of $1,258,000 or 26%.  Selling, general and administrative expenses as a percentage of revenues decreased slightly from 27% for the three months ended March 31, 2000, to 29% for the same period in 2001.  The increase in selling, general and administrative expenses is primarily attributable to transaction expenses related to the Company’s merger with Aristocrat Leisure Limited, increased legal costs related to litigation and increased payroll costs related to headcount increases, primarily in the customer service areas of the Company.

Research and development expenses increased from $1,757,000 for the three months ended March 31, 2000, to $2,860,000 for the same period in 2001, an increase of $1,103,000 or 63%.  Research and development expenses as a percentage of revenues were 13% for the three months ended March 31, 2001 and 10% for the same period in 2000.  The increase in expense is primarily due to increased headcount in the engineering departments primarily responsible for the ongoing design and development of new products for the Company.

Depreciation and amortization expense increased from $958,000 for the three months ended March 31, 2000, to $1,156,000 for the same period in 2001, an increase of $198,000 or 21%.  The increase in depreciation and amortization is primarily due to the increase in the number of operating units on the multi-site progressive links.

Other Income, Net

Other income, net, is primarily comprised of interest income, interest expense and gains and losses on disposal of assets.  Other income, net, decreased slightly from $222,000 for the three months ended March 31, 2000, to $192,000 for the same period in 2001, a decrease of $30,000 or 14%.  This decrease is primarily due to a decrease in interest income due to lower interest rates in 2001.

Income Tax Expense

The effective tax rate was 33.0% and 35.0% for the three months ended March 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

To date, the Company has financed its operating and capital expenditures primarily through cash flows from its operations and cash from proceeds of its equity offerings.  The Company had cash and cash equivalents of $13,906,000 and $16,532,000 at March 31, 2001 and December 31, 2000, respectively, including restricted amounts of $3,527,000 and $2,706,000, respectively.  Cash used in operating activities was $2,768,000 for the three-months ended March 31, 2001 compared with cash provided by operating activities of $8,288,000 for the same prior year period.  The decrease is primarily due to decreased net income, less the fluctuation in accounts receivable and inventory.  Cash used in investing activities was $754,000 and $1,403,000 for the three months ended March 31, 2001 and 2000, respectively.  The decrease was primarily due to higher purchases of property and equipment partially offset by lower purchases of unrestricted investment securities.

Certain jurisdictions in which MSP systems operate require that the Company maintain restricted funds for the payment of jackpot prizes. At March 31, 2001, the Company’s accrued slot liability for its MSP systems aggregated $14,458,000.  In connection with these slot liabilities and in accordance with regulatory requirements, the Company established restricted cash account and cash equivalent accounts aggregating approximately $3,527,000 and $2,706,000 at March 31, 2001 and 2000, respectively, to ensure availability of adequate funds to pay for jackpot liabilities associated with jackpot prizes offered but yet to be awarded.  The Company also has restricted investment securities approximating $11,178,000 as of March 31, 2001 for annuity payments related to jackpots already won.  Although statistically remote, a possibility exists that multiple jackpots may be awarded prior to the time period over which game play has generated sufficient revenue to fully accrue each jackpot amount.  Such occurrences could have a material adverse impact on the Company's results of operations in the reporting period in which such jackpots would hit.

The Company’s ratio of current assets to current liabilities is 5.5 to 1 at March 31, 2001, while the non-current liabilities to equity ratio is .13 to 1.  Based on this financial position, the Company believes it could obtain additional long-term financing for growth.  However, there can be no assurance that the Company will be able to obtain additional sources of capital.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes and the changes in the market values of its investments.

The Company’s interest rate exposure relates primarily to the Company’s investment portfolio.  The Company has not used derivative financial instruments in its investment portfolio.  The Company invests its excess cash primarily in debt instruments of the U.S. Government and its agencies and state and other municipal government agencies.  By policy, the Company limits the amount of credit exposure to any one issuer.  The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates.  The Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company is including the following cautionary statement to take advantage of the “safe harbor” provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 for any forward-looking statement made by, or on behalf of, the Company.  The factors identified in this cautionary statement are important factors (but not necessarily all the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.  Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances.  Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished.  Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

•            A decline in demand for, or appeal of, the Company’s products, or a decline in the rate of growth of new and existing markets for the Company’s products.

•            The inability of the Company to develop new competitive products in a timely fashion.

•            An increase in popularity of competitor’s products.

•            The entry into the market by new competitors and competition with more well established manufacturers and distributors.

•            The loss or retirement of our key executives.

•            Approval of competitor’s patent applications resulting in an inability to use intellectual property upon which the Company relies to manufacture and sell its products or denial of approval of the Company’s patent applications.

•            Unfavorable public referendums or anti-gaming legislation.

•            Unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems.

•            The effect of regulatory and governmental actions including, without limitations, delays in regulatory approval for the Company’s products, or the limitation, conditioning, suspension or revocation of any of the Company’s licenses.

•            Unfavorable determination of suitability by gaming regulatory authorities with respect to our officers, directors, key employees or business partners.

•            With respect to legal actions pending against the Company, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company’s evaluation of the possible liability or outcome of existing litigation.

•            The inability of the Company to consummate potential acquisitions after announcement.

We do not undertake to update our forward looking statement to reflect future events or circumstances.

PART II.                                                    OTHER INFORMATION

Item 1.              Legal Proceedings

On October 20, 1999, International Game Technology (“IGT”) filed but did not serve, a complaint against the Company and three other slot machine manufacturers alleging that CDS and others infringed a patent owned by IGT through the Company’s use of gaming devices containing touch screens with redundant play buttons that control game outcome features.  The Company believes that substantial prior art exists that renders the IGT patent invalid.  On February 25, 2000, IGT dismissed the lawsuit against the Company, retaining its right to refile the lawsuit in the future.  Management does not expect the outcome of this matter to have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

On January 23, 2001, Dwayne Alberts, allegedly a shareholder of the Company, filed a purported class action complaint against the Company and the Company’s Board of Directors in the District Court of Clark County in the State of Nevada, Case No. A429714IX, alleging a claim of breach of fiduciary duty arising out of the announced transaction between the Company and Aristocrat Leisure Limited.  In the action, Mr. Alberts has alleged, generally, that the Board of Directors “breached its fiduciary duties by taking actions designed to deter higher offers from other potential acquirors so as to ensure Casino Data insiders receive personal benefits at the expense of Casino Data shareholders”, “timed the announcement of the merger to place an artificial cap on the price for Casino Data’s stock to enable [Aristocrat] to acquire the stock at the lowest possible price” and “timed the announcement [of the merger agreement] to come within days before they would disclose Casino Data’s fourth quarter results.”  Mr. Alberts is seeking class certification, declaratory relief, injunctive relief preventing the consummation of the merger and directing the defendants to exercise their fiduciary duties in the manner described by plaintiffs, attorney fees and costs, and such other and further relief as the court deems just and proper.  The Company and the Board of Directors deny all of Mr. Alberts’ charging allegations.  It is the position of the Board of Directors that they did not breach any fiduciary duties and that they took reasonable steps under the circumstances to maximize the value for the stockholders of the Company, evaluated and allowed for the possibility of entering into a merger or similar agreement with companies other than Aristocrat, solicited bids from at least two other companies, took reasonable steps to allow other potential bids to be made, and that they have in fact obtained the maximum value for the Company’s shareholders under the circumstances.  The Company and the Board of Directors filed an answer to the complaint on March 8, 2001 and intend to vigorously defend themselves against the allegations.

The Company and its subsidiaries are also involved from time to time in other various claims and legal actions arising in the ordinary course of business including, but not limited to, administrative claims and legal actions brought in state and federal courts by patrons of the Company’s MSP games, wherein the patron may allege the winning of jackpot awards or some multiple thereof.  Because of the size of the jackpots that a patron may play for, related patron disputes often involve sizable claims. The loss of a sizable patron dispute claim could have a material adverse effect on the Company.  For example, the Company is currently litigating a patron dispute that it has won on every level of review, however the patron has continued to appeal the decisions.  One dispute has been appealed by the patron to the Supreme Court of the State of Nevada, and the patron alleges a claim for over $8 million dollars.  If the patron were to win, the Company would be liable to pay $1 million dollars immediately (plus interest) with the remainder to be paid in installments over twenty years in an annuity.  However, management believes that the likelihood of success by those making such claims is remote and that the ultimate outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.  The Company has prevailed at the State Supreme Court level in a previously reported patron dispute in Mississippi.

Item 6.              Exhibits and Reports on Form 8-K

Exhibits

                        None

Form 8-K

                        Form 8-K dated January 17, 2001, filed January 18, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASINO DATA SYSTEMS
Registrant

Date:	May 15, 2001	/s/ Steven A. Weiss
Steven A. Weiss
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date:	May 15, 2001	/s/ Ronald Rowan
Ronald Rowan
Chief Financial Officer
(Principal Financial and
Accounting Officer)